Form 10-Q
period 1999-06-30
NATIONAL WINE & SPIRITS INC
filed 1999-08-16
CIK 1081971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

                                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to ________________.

Commission File Number: 333-74589

NATIONAL WINE & SPIRITS, INC.
-----------------------------
(Exact name of registrant as specified in its charter)


Indiana                                                               35-2064429
-------                                                               ----------
(State or other jurisdiction of                                       (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1602, 700 W. Morris Street, Indianapolis, Indiana            46206
----------------------------------------------------------            -----
(Address of principal executive offices)                              (Zip Code)

(317) 636-6092
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1999.


      Class                      Outstanding at August 12, 1999
  --------------                 ------------------------------
  Common Stock,
  $.01 par value                         104,520 shares
      voting

  Common Stock,
  $.01 par value                        5,226,001 shares
    non-voting

NATIONAL WINE & SPIRITS, INC.
Quarterly Report
For the period ended June 30, 1999


INDEX

                                                                     Page Number

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
               June 30, 1999 and March 31, 1999................................3

           Condensed Consolidated Statements of Income
               Three Months Ended June 30, 1999 and 1998.......................4

           Condensed Consolidated Statements of Cash Flows
               Three Months Ended June 30, 1999 and 1998.......................5

           Notes to Condensed Consolidated Financial Statements................6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................10

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk........................................................15

PART II.   OTHER INFORMATION

Item 5.    Other Information..................................................15

Item 6.    Exhibits and Reports on Form 8-K...................................15

           Signature..........................................................16

PART I.     FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements




NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                                                       June 30, 1999          March 31, 1999
                                                                       -------------          --------------
                                                                        (unaudited)              (Note 1)
ASSETS
Current assets:
     Cash                                                                  $  4,694                $  1,908
     Accounts receivable, less allowances
         for doubtful accounts                                               62,551                  37,042
     Inventory                                                               69,418                  67,961
     Prepaid expenses and other                                               4,986                   4,776
                                                                           ---------               ---------
Total current assets                                                        141,649                 111,687
                                                                           ---------               ---------
Property and equipment, net                                                  49,426                  49,307
Other assets
     Notes receivable                                                         1,412                   1,486
     Cash surrender value of life insurance, net of loans                     1,839                   1,849
     Investment in Kentucky distributor                                       7,500                   7,438
     Intangible assets, net                                                   9,463                   8,080
     Deposits and other                                                         142                     142
     Deferred pension costs                                                     387                     387
                                                                           ---------               ---------

Total other assets                                                           20,743                  19,382
                                                                           ---------               ---------
TOTAL ASSETS                                                               $211,818                $180,376
                                                                           =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                      $ 42,447                $ 27,567
     Accrued payroll and payroll taxes                                        4,908                   5,912
     Excise taxes payable                                                     6,885                   4,055
     Other accrued expenses and taxes                                        10,240                   7,459
     Current maturities of long-term debt                                     1,069                   1,050
                                                                           ---------               ---------
Total current liabilities                                                    65,549                  46,043
     Deferred pension liability                                                 387                     387
     Long-term debt                                                         125,348                 116,172
                                                                           ---------               ---------
Total liabilities                                                           191,284                 162,602
                                                                           ---------               ---------
Stockholders' equity:
     Voting common stock, $.01 par value                                          1                       1
     Nonvoting common stock, $.01 par value                                      53                      53
     Additional paid-in capital                                              25,009                  25,009
     Retained earnings (deficit)                                                981                  (1,883)
                                                                           ---------               ---------
                                                                             26,044                  23,180
     Notes receivable from stockholders                                      (5,510)                 (5,406)
                                                                           ---------               ---------

Total stockholders' equity                                                   20,534                  17,774
                                                                           ---------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $211,818                $180,376
                                                                           =========               =========

See notes to condensed consolidated financial statements.

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)
(Unaudited)
                                               Three Months Ended
                                         June 30, 1999       June 30, 1998
                                         -------------       -------------
Net product sales                            $165,090            $131,391
Distribution fees                               4,969               4,508
                                             ---------           ---------
Total revenue                                 170,059             135,899
Cost of products sold                         133,742             106,358
                                             ---------           ---------
Gross profit                                   36,317              29,541
                                             ---------           ---------
Operating expenses:
     Warehouse and delivery                     9,606               8,826
     Selling                                   10,544               9,105
     Administrative                             9,449               7,702
                                             ---------           ---------

Total operating expenses                       29,599              25,633
                                             ---------           ---------
Income from operations                          6,718               3,908
                                             ---------           ---------
Interest expense:
     Related parties                              (97)               (144)
     Third parties                             (3,205)             (2,386)
                                             ---------           ---------
                                               (3,302)             (2,530)
Other income:
     Equity in earnings of
         Kentucky distributor                     101                  --
     Rental and other income                        2                  57
     Gain on sales of assets                       45                  37
     Interest income                              206                 269
                                             ---------           ---------
  Total other income                              354                 363
                                             ---------           ---------
Net income                                   $  3,770            $  1,741
                                             =========           =========


See notes to condensed consolidated financial statements.

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
                                                                                 Three Months Ended
                                                                         June 30, 1999         June 30, 1998
                                                                         --------------        --------------
Operating activities:
     Net income                                                             $  3,770                 $ 1,741
     Adjustments to reconcile net income to net cash used
         by operating activities:
         Depreciation of property and equipment                                1,800                   1,693
         Gain on sales of assets                                                 (45)                    (37)
         Amortization of intangible assets                                       322                     316
         Equity in earnings of Kentucky distributor                             (101)                     --
         Changes in operating assets and liabilities:
              Accounts receivable                                            (25,359)                 (7,619)
              Inventory                                                       (1,457)                 (2,067)
              Prepaid expenses and other                                        (163)                    665
              Accounts payable                                                14,841                    (180)
              Accrued expenses and taxes                                       4,458                  (1,217)
                                                                            ---------                --------
Net cash used by operating activities                                         (1,934)                 (6,705)

Investing activities:
     Purchases of property and equipment                                      (1,835)                 (3,099)
     Acquisition of R. M. Gilligan, Inc., net of cash received                (1,630)                     --
     Proceeds from sale of property and equipment                                 55                      37
     Distributions from Kentucky distributor                                      39                      --
     Intangible assets                                                          (158)                   (238)
     Deposits and other                                                           --                      28
     Decrease in cash surrender value of insurance                                18                      48
     (Increase) decrease in notes receivable                                      74                    (203)
                                                                            ---------                --------
Net cash used by investing activities                                         (3,437)                 (3,427)

Financing activities:
     Net proceeds of line of credit borrowings                                 9,500                  12,384
     Proceeds of long-term debt                                                   --                     250
     Principal payments on long-term debt                                       (333)                 (1,865)
     Proceeds of borrowings from stockholder                                      97                      --
     Notes receivable from stockholders and others                              (201)                   (279)
     Distributions to stockholders                                              (906)                     --
                                                                            ---------                --------
Net cash provided by financing activities                                      8,157                  10,490
                                                                            ---------                --------
Net increase in cash                                                           2,786                     358

Cash at beginning of year                                                      1,908                   1,370
                                                                            ---------                --------
Cash at end of period                                                       $  4,694                 $ 1,728
                                                                            =========                ========

See notes to condensed consolidated financial statements.

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.   Nature of Business and Basis of Presentation

     In December 1998, a reorganization took place which created a new holding company, National Wine & Spirits, Inc. (NWS). All of the shares of capital stock in National Wine & Spirits Corporation (NWSC) and NWS, Inc. (NWSI) were contributed in exchange for shares of NWS. In addition, NWSC subsequently distributed all of its shares in NWS Michigan, Inc. (NWSM) to NWS. Finally, a new limited liability company subsidiary of NWSI was created into which substantially all of the Illinois operations were transferred (NWS-LLC). The reorganization was accounted for as a combination of entities under common control, similar to a pooling-of-interests. As such, the financial statements have been presented to reflect this accounting treatment. The unaudited condensed consolidated financial statements include the accounts of NWS, NWSC, NWSI, NWS-LLC and NWSM. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer and wine.

     Based in Indianapolis, NWSC is a wholesale distributor of liquor and wines throughout Indiana. Based in Chicago, NWSI is a wholesale distributor of liquor and wines throughout Illinois. NWSM is a wholesale distributor of liquor throughout Michigan. NWSC also operates a bottled water division and a division for distribution of cigars and accessories. NWS performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

     The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-4 dated June 18, 1999.

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)


2.   Purchase of R. M. Gilligan, Inc.

     On April 30, 1999, NWSM purchased all of the stock of R. M. Gilligan, Inc. for $1,800,000. R. M. Gilligan, Inc. is a Michigan corporation that conducts liquor brokerage activities and receives revenue on a per case basis from NWSM's suppliers.

     The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the condensed consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired, including $1,547,000 to goodwill, based upon the fair market value at the date of acquisition.

  Assets acquired:
          Cash                                                  $  170,000
          Other current assets                                     187,000
          Property and equipment                                    94,000
          Goodwill                                               1,547,000
          Other assets                                              18,000
                                                                -----------
                                                                 2,016,000
  Liabilities assumed:
          Current liabilities                                     (188,000)
          Debt and other long term liabilities                     (28,000)
                                                                -----------
  Purchase Price                                                $1,800,000
                                                                ===========

3.      Inventory

        Inventory is comprised of the following:

                                     June 30, 1999        March 31, 1999
                                     -------------        --------------

     Inventory at FIFO                 $77,204,000           $75,507,000
     Less: LIFO reserve                  7,786,000             7,546,000
                                       -----------           -----------

                                       $69,418,000           $67,961,000
                                       ===========           ===========

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4.      Debt

     Long-term debt is comprised of the following:

                                                                                June 30, 1999           March 31, 1999
                                                                                -------------           --------------
Senior notes payable (A)                                                         $110,000,000             $110,000,000
Bank revolving line of credit (B)                                                  14,200,000                4,700,000

Term loan payable in annual installments of $300,000 in 2000 and
  $500,000 in 2001 and 2002, including interest                                     1,300,000                1,300,000
Non-competition agreement payable to a former stockholder in annual installments  of $300,000,  from April 1 1995 through April 1, 2000. The obligation is secured by proceeds of life insurance from NWSC's majority
  stockholder.                                                                        300,000                  600,000

Subordinated promissory note payable to an employee on September 30, 1999.
  Interest only is payable quarterly at the prime rate plus 1/2%.
  The note is subordinate to senior bank debt.                                        350,000                  350,000

City of  Indianapolis-First  Mortgage Note, Series 1983--payable  monthly, with  interest  computed at 80% of the prime  lending  rate of NBD Bank,
  N.A., through April 2003. Secured by certain property in
  Indianapolis.                                                                       238,000                  272,000
Other                                                                                  29,000                        -
                                                                                 ------------             ------------
                                                                                  126,417,000              117,222,000
Less:  current maturities                                                           1,069,000                1,050,000
                                                                                 ------------             ------------
                                                                                 $125,348,000             $116,172,000
                                                                                 ============             ============

     (A) On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. The Company used the net proceeds of the senior notes (approximately $106,900,000) to repay its outstanding bank and other debt and amounts outstanding under its revolving credit facilities.

     The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restricts corporate activities.

     On or after January 15, 2004, the Company may redeem some or all of the senior notes at any time at stated redemption prices plus accrued interest and liquidated damages. Notwithstanding the foregoing, during the first 36 months after January, 20, 1999, the Company may redeem up to 33% of the aggregate principal amount of the senior notes at a redemption price of 110.125%, plus accrued interest and liquidated damages, with the net cash proceeds of one or more public offerings of common stock of the Company.

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

     (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60 million through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At June 30, 1999, the $14,200,000 of outstanding borrowings bear interest at 8.50%. The Company also pays a commitment fee ranging from .25% to 0.5% of its undrawn portion of its line of credit.


5.   Segment Reporting

     The Company's reportable segments are business units that engage in products sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                                   Three Months Ended
                                           June 30, 1999        June 30, 1998
                                           -------------        -------------
Revenues from external customers
  Product sales                            $165,090,000          $131,391,000
  All other                                   4,969,000             4,508,000
Segment profit (loss)
  Product sales                               3,791,000             1,361,000
  All other                                     (21,000)              380,000
Segment assets
  Product sales                             197,789,000           166,131,000
  All other                                  14,029,000            13,833,000

PART I.           FINANCIAL INFORMATION
Item 2.        Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's historical condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report.

Overview

     The Company is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company's current operations are in Illinois, Indiana, Michigan, and Kentucky. The Company's reported revenues include net product sales in Indiana and Illinois, and distribution fees in Michigan.

     The Company announced an across the board price increase in Illinois in conjunction with a state tax increase on beer, spirits, and wine and supplier price increases effective July 1, 1999. The total price increase was significant enough to convince retail customers to increase their purchases in June. This increase likely had the effect of shifting volume into the first quarter from the second quarter and we expect a decrease in the total sales in the second quarter as a result. However, the potential decrease in total sales should be offset by a higher margin. All the major distributors in Illinois announced similar price increases effective July 1, 1999.

     References to U.S. Beverage relate to the operations of the Company's national import, craft and specialty beer marketing business performed by NWS-Illinois.

Results of Operations

     The following table includes information regarding total cases shipped by the Company during the three months ended June 30, 1999 compared with the comparable period ended June 30, 1998:


                                        Three Months Ended,
                                             June 30
                                        -------------------
                                         1998      1999
                                        -----      -----------------
                                                             Percent
                                        (Cases in thousands)
Wine (product sales operations)            810      814         0.5%
Spirits (product sales operations)         801      991        23.7%
Spirits (distribution fee operations)      634      709        11.8%
                                         -----    -----
       Total wine and spirits            2,245    2,514        12.0%
Other                                      544      678        24.6%
                                         -----    -----
       Total                             2,789    3,192        14.4%
                                         =====    =====

Three Months Ended June 30, 1999, Compared with the Three Months Ended June 30, 1998.

Revenue

     The Company reported product sales in the three months ended June 30, 1999 of $165.1 million, an increase of $33.7 million, or 25.6%, over the comparable prior year period. This increase resulted primarily from the significant Illinois retail customer buy-in in advance of a state tax increase combined with supplier and distributor price increases effective July, 1999. The Illinois buy-in increased revenues in the first fiscal quarter ended June 30, 1999, and may decrease revenues in the second fiscal quarter ending September 30, 1999. U.S. Beverage had product sales of $8.4 million as compared to $1.9 million over the comparable prior year period, resulting primarily from the increased sales of the Hooper's Hooch brand. Distribution fees for the quarter ended June 30, 1999 increased to $5.0 million, a 10.2% increase over the comparable prior year period, as a result of increased sales of existing brands and the addition of new suppliers.

Gross Profit

     Gross profit on total revenue increased 22.9% to $36.3 million in the three months ended June 30, 1999, from $29.5 million in the comparable prior year period. Gross profit on product sales during the quarter ended June 30, 1999 increased to $31.3 million, a 25.2% increase over the quarter ended June 30, 1998. Gross profit percentage on product sales for the three months ended June 30, 1999 decreased to a 19.0% compared to 19.1% for the comparable prior year period.

Operating Expenses

     Operating expenses for the quarter ended June 30, 1999 increased to $29.6 million from $25.6 million for the quarter ended June 30, 1998. As a percentage of total revenue, operating expenses for the quarter ended June 30, 1999 decreased to 17.4% from 18.9% for the comparable prior year period.

     Selling expenses for product markets increased $1.4 million for the three month period ended June 30, 1999, primarily due to the increase in sales volume for the Illinois market and increased support for U. S. Beverage's Hooper's Hooch brand. However, selling expenses as a percentage of total revenues decreased from 6.7% for the quarter ended June 30, 1998 to 6.2% for the quarter ended June 30, 1999. Michigan's sales expenses increased $0.3 million from the comparable prior period as the Company continues to increase its sales force in Michigan.

     Overall, warehouse and delivery expenses in the three month period ended June 30, 1999 increased $0.8 million from the comparable prior period, primarily from the increased volume in our Illinois market. Warehouse and delivery expense as a percent of total revenues declined to 5.6% for the current period from 6.5% for the comparable prior year period.

     Total administrative expenses for the quarter ended June 30, 1999 increased $1.7 million from the comparable prior year period primarily due to increased employee costs and professional expenses. Administrative costs as a percentage of total revenue for the quarter ended June 30, 1999 declined to 5.6% from 5.7% for the comparable prior year period.

Income from Operations

     Operating income increased 71.9%, or $2.8 million, for the three months ended June 30, 1999, from the comparable prior year period. The increased revenues for the quarter ended June 30, 1999 and the steady gross profit percent more than offset the dollar increase in operating expenses.

Interest Expense

     Interest expense increased from $2.5 million to $3.3 million for the three months ended June 30, 1999, primarily due to increased working capital needs during the quarter ended June 30, 1999, as compared to the comparable prior year period. The Company's marginal rate for the quarter ended June 30, 1999 was 10.125%, as compared to 9.00% for the period ended June 30, 1998. This reflects the sale of the senior notes on January 25, 1999.

Other Income

     Other income remained constant at $0.4 million for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The Company's share of income from Commonwealth Wine & Spirits, LLC was $0.1 million for the three month period ended June 30, 1999.

Net Income

     Net income increased to $3.8 million for the quarter ended June 30, 1999, a $2.0 million or 116.5% increase compared to the quarter ended June 30, 1998.

Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, and its
U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms and bank borrowings.

     On January 25, 1999, the Company completed an offering of $110.0 million of senior notes due 2009. Concurrently with the offering of the senior notes, the Company entered into a new $60.0 million credit facility secured by the accounts receivable and inventory of the Companies. With the proceeds from the senior notes offering and borrowings under the new credit facility, the Company retired substantially all of its bank revolving and term indebtedness.

     At June 30, 1999, the Company had $14.2 million outstanding on its $60.0 million revolving credit facility, with $45.5 million available.

     The Company used $1.9 million in net cash from operating activities for the three months ended June 30, 1999, a $4.8 million decrease from the comparable prior year period. The decrease for the current reporting period was attributable to the use of trade credit from the Company's suppliers and increased profitability.

     Net cash used for investing activities during the quarter ended June 30, 1999 was $3.4 million, consistent with the quarter ended June 30, 1998. The Company had $1.3 less in purchases of property and equipment for the three months ended June 30, 1999, as compared to the prior comparable year period. The Company acquired R.M. Gilligan, Inc. for $1.6 million, net of cash received, during the three months ended June 30, 1999.

     Net cash provided by financing activities was $8.2 million, including $9.5 million net proceeds from the revolving line of credit.

     Total assets increased to $211.8 million at June 30, 1999, a $31.4 million increase from March 31, 1999 primarily due to increased accounts receivable as a result of the sales volume increase in the Illinois and U. S. Beverage markets. Total debt also increased to $126.4 million at June 30, 1999, as compared to $117.2 million at March 31, 1999 primarily due to the increase in the revolving line of credit to fund the increased working capital needs from March 31, 1999, to June 30, 1999.

     The Company believes that the net proceeds received from the offering of the senior notes, together with cash flow from operations and existing capital resources, including cash and borrowings available under the Company's revolving credit facility, will be sufficient to satisfy the Company's anticipated working capital and debt service requirements and expansion plans.

Inflation

     Inflation has not had a significant impact on the Company's operations but there can be no assurance that inflation will not have a negative effect on the Company's financial condition, results of operations or debt service capabilities in the future.

Year 2000

     The Company is currently assessing its exposure to potential Year 2000 issues within its businesses. Phases within the process include assessment, remediation and contingency planning. The Company has established its assessment phase to include information technology (IT), non-information technology (non-IT), and to the extent reasonably practicable customer and supplier readiness. The Company has completed a majority of the assessment work on its internal IT and non-IT systems, and plans to complete all assessment and remediation of its IT and non-IT systems by October, 1999. The failure of the Company to properly assess, remediate and plan for potential Year 2000 problems could result in disruptions of normal business operations. Such failures could have negative effect on the financial condition, results of operations or debt service capabilities of the Company.

    The Company has been able to assess the Year 2000 readiness of a minority of its customers and suppliers. This assessment, including the Company's assessment of its electronic data interchange (EDI) and electronic funds transfer (EFT) providers, is complete. The Company currently is not aware of any significant customer or supplier with a Year 2000 issue that would materially impact the Company's financial condition, results of operations or debt service capabilities. However, the Company is necessarily relying on the accuracy of information from customers and suppliers, does not expect to receive information from many of them, and has no means of ensuring that customers or suppliers will be Year 2000 ready. The inability of one or more of these entities to be prepared could have a negative effect on the Company.

     At July, 1999, the Company has incurred less than $40,000 in costs directly associated with the remediation of its systems, and an additional $60,000 remains in the fiscal 2000 budget for Year 2000 issues. The Company does not track internal costs incurred by its IT group in connection with the Year 2000 project because they are primarily payroll costs that are not allocated among Year 2000 and other projects. Management does not believe that future Year 2000 assessment and remediation costs will be material, and intends to fund any necessary assessment and remediation costs from its existing resources as budgeted. These costs do not include the cost of upgrading or replacing systems for other business reasons. Such actions usually provide the additional benefit of making the system Year 2000 compliant.

     While the Company has not yet completed its assessment process, management does not presently expect, based on the limited information now available, that the direct impact of Year 2000 issues will have a material adverse effect on the Company. The Company will be in a better position to estimate total Year 2000 anticipated costs once the assessment process of its IT and non-IT systems, customers and suppliers has been completed. In addition to any direct effects from the Year 2000 issue, it is possible that, for example, disruptions in the economy in general or in the U.S. banking system because of Year 2000 problems could adversely affect the Company's financial condition, results of operations or debt service capabilities.

Environmental Matters

     The Company currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions relating to the presence of certain hazardous substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the property owner's ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although the Company is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to the Company have not occurred. Except for blending and bottling of a few of the Company's private label brands, the Company does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations.

Other

     As a matter of policy, the Company plans to review and evaluate all professional services firms every three years. This review will include but is not limited to legal, audit and information systems services. The next scheduled review will occur after Fiscal 2000 books are closed at March 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There is nothing further to report since March 31, 1999.

PART II. OTHER INFORMATION

Item 5. Other Events

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, National Wine & Spirits, Inc. is hereby identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company.

Item 6. Exhibits

(a)  Exhibits

     (27)  Financial Data Schedule

     (99)  Forward-Looking Statement

(b)  Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NATIONAL WINE & SPIRITS, INC.



August 16, 1999                     /s/ J. Smoke Wallin
---------------                     ------------------------------------------
     Date                           J. Smoke Wallin,
                                    Executive Vice President & Chief Financial
                                    Officer

NATIONAL WINE & SPIRITS, INC.
FORM 10-Q
EXHIBIT INDEX


Exhibit                       Description
-------                       -----------

  27                          Financial Data Schedule

  99                          Forward-Looking Statement