Form 10-Q
period 1999-09-30
NATIONAL WINE & SPIRITS INC
filed 1999-11-12
CIK 1081971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999.

                                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to ________________.

Commission File Number: 333-74589


NATIONAL WINE & SPIRITS, INC.
-----------------------------
(Exact name of registrant as specified in its charter)


Indiana                                        35-2064429
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1602, 700 W. Morris Street,
Indianapolis, Indiana                          46206
----------------------------------------       ---------------------------------
(Address of principal executive offices)       (Zip Code)

(317) 636-6092
-------------------------------
(Registrant's telephone number,
 including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999.


    Class                         Outstanding at November 10, 1999
---------------                   --------------------------------
Common Stock,
$.01 par value                             104,520 shares
    voting

Common Stock,
$.01 par value                            5,226,001 shares
  non-voting

NATIONAL WINE & SPIRITS, INC.
Quarterly Report
For the period ended September 30, 1999


INDEX                                                                       Page
                                                                          Number

PART I.FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
               September 30, 1999 and March 31, 1999                           3

           Condensed Consolidated Statements of Operations
               Three Months Ended September 30, 1999 and 1998;
                Six Months ended September 30, 1999 and 1998                   4

           Condensed Consolidated Statements of Cash Flows
               Six Months Ended September 30, 1999 and 1998                    5

           Notes to Condensed Consolidated Financial Statements                6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                        18

PART II.        OTHER INFORMATION

Item 5.         Other Information                                             18

Item 6.         Exhibits and Reports on Form 8-K                              18

                Signature                                                     19

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements


NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
                                                                  September 30, 1999          March 31, 1999
                                                                  ------------------          --------------
                                                                      (unaudited)                (Note 1)
ASSETS
Current assets:
     Cash                                                                   $  2,555                $  1,908
     Accounts receivable, less allowances
         for doubtful accounts                                                41,884                  37,042
     Inventory                                                                81,085                  67,961
     Prepaid expenses and other                                                5,404                   4,776
                                                                            ---------               ---------
Total current assets                                                         130,928                 111,687
                                                                            ---------               ---------
Property and equipment, net                                                   49,858                  49,307
Other assets
     Notes receivable                                                          1,338                   1,486
     Cash surrender value of life insurance, net of loans                      1,843                   1,849
     Investment in Kentucky distributor                                        7,291                   7,438
     Investment in eSkye.com, Inc.                                               433                      --
     Intangible assets, net                                                   10,756                   8,080
     Deposits and other                                                          142                     142
     Deferred pension costs                                                      387                     387
                                                                            ---------               ---------

Total other assets                                                            22,190                  19,382
                                                                            ---------               ---------
TOTAL ASSETS                                                                $202,976                $180,376
                                                                            =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                       $ 35,841                $ 27,567
     Accrued payroll and payroll taxes                                         5,040                   5,912
     Excise taxes payable                                                      5,685                   4,055
     Other accrued expenses and taxes                                          7,614                   7,459
     Current maturities of long-term debt                                      1,250                   1,050
                                                                            ---------               ---------
Total current liabilities                                                     55,430                  46,043
     Deferred pension liability                                                  387                     387
     Long-term debt                                                          127,913                 116,172
                                                                            ---------               ---------
Total liabilities                                                            183,730                 162,602
                                                                            ---------               ---------
Stockholders' equity:
     Voting common stock, $.01 par value                                           1                       1
     Nonvoting common stock, $.01 par value                                       53                      53
     Additional paid-in capital                                               25,009                  25,009
     Retained earnings (deficit)                                                 393                  (1,883)
                                                                            ---------               ---------
                                                                              25,456                  23,180
     Notes receivable from stockholders                                       (6,210)                 (5,406)
                                                                            ---------               ---------

Total stockholders' equity                                                    19,246                  17,774
                                                                            ---------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $202,976                $180,376
                                                                            =========               =========

See notes to condensed consolidated financial statements.

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)
(Unaudited)
                                              Three Months Ended                         Six Months Ended
                                   September 30, 1999  September 30, 1998        September 30, 1999   September 30, 1998
                                   --------------------------------------        ---------------------------------------

Net product sales                            $125,187            $119,485                    $290,277           $250,876
Distribution fees                               5,210               4,364                      10,179              8,872
                                             ---------           ---------                   ---------          ---------
Total revenue                                 130,397             123,849                     300,456            259,748
Cost of products sold                          98,914              97,673                     232,656            204,031
                                             ---------           ---------                   ---------          ---------
Gross profit                                   31,483              26,176                      67,800             55,717
                                             ---------           ---------                   ---------          ---------
Operating expenses:
     Warehouse and delivery                     9,387               8,707                      18,977             17,533
     Selling                                   10,223               9,333                      20,767             18,438
     Administrative                             9,293               7,631                      18,758             15,333
                                             ---------           ---------                   ---------          ---------

Total operating expenses                       28,903              25,671                      58,502             51,304
                                             ---------           ---------                   ---------          ---------
Income from operations                          2,580                 505                       9,298              4,413
                                             ---------           ---------                   ---------          ---------
Interest expense:
     Related parties                             (112)               (104)                       (209)              (248)
     Third parties                             (3,214)             (2,648)                     (6,419)             (5034)
                                             ---------           ---------                   ---------          ---------
                                               (3,326)             (2,752)                     (6,628)            (5,282)
Other income:
     Equity in loss of
         Kentucky distributor                    (128)                 --                         (27)                --
     Equity in loss of
         eSkye.com, Inc.                          (67)                 --                         (67)                --
     Rental and other income                       98                  55                         100                112
     Gain on sales of assets                       23                  46                          68                 83
     Interest income                              232                 250                         438                519
                                             ---------           ---------                   ---------          ---------
  Total other income                              158                 351                         512                714
                                             ---------           ---------                   ---------          ---------
Net income                                   $   (588)           $ (1,896)                   $  3,182           $   (155)
                                             =========           =========                   =========          =========

See notes to condensed consolidated financial statements.

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
                                                                                  Six Months Ended
                                                                       September 30, 1999 September 30, 1998
                                                                       -------------------------------------
Operating activities:
     Net income (loss)                                                      $  3,182                $  (155)
Adjustments to reconcile net income (loss) to net cash used
         by operating activities:
         Depreciation of property and equipment                                3,644                  3,393
         Gain on sales of assets                                                 (68)                   (72)
         Amortization of intangible assets                                       729                    652
         Equity in loss of Kentucky distributor                                   27                     --
         Equity in loss of eSkye.com, Inc.                                        67                     --
         Changes in operating assets and liabilities:
              Accounts receivable                                             (4,692)                  (455)
              Inventory                                                      (13,124)                (4,184)
              Prepaid expenses and other                                        (581)                  (255)
              Accounts payable                                                 8,235                    474
              Accrued expenses and taxes                                         764                 (3,596)
                                                                            ---------               --------
Net cash used by operating activities                                         (1,817)                (4,198)
Investing activities:
     Purchases of property and equipment                                      (4,113)                (4,992)
     Acquisition of R. M. Gilligan, Inc., net of cash received                (1,630)                    --
     Investment in eSkye.com, Inc.                                              (500)                    --
     Proceeds from sale of property and equipment                                 80                     90
     Distributions from Kentucky distributor                                     120                     --
     Intangible assets                                                        (1,858)                  (627)
     Deposits and other                                                           --                     32
     Decrease in cash surrender value of insurance                                14                     44
     (Increase) decrease in notes receivable                                     148                   (226)
                                                                            ---------               --------
Net cash used by investing activities                                         (7,739)                (5,679)
Financing activities:
     Net proceeds of line of credit borrowings                                12,600                 12,919
     Principal payments on long-term debt                                       (687)                (2,791)
     Proceeds of borrowings from stockholder                                     (31)                    --
     Notes receivable from stockholders and others                              (773)                 1,155
     Distributions to stockholders                                              (906)                (1,727)
                                                                            ---------               --------
Net cash provided by financing activities                                     10,203                  9,556
                                                                            ---------               --------
Net increase (decrease) in cash                                                  647                   (321)
Cash at beginning of year                                                      1,908                  1,370
                                                                            ---------               --------
Cash at end of period                                                       $  2,555                $ 1,049
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

     The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Certain amounts in the September 30, 1999 condensed consolidated financial statements of operations have been reclassified to conform to current year presentation.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-4 dated June 18, 1999.

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)


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
                                                                 ===========

3.      Inventory

        Inventory is comprised of the following:

                                September 30, 1999       March 31, 1999
                                ------------------       --------------

Inventory at FIFO                      $89,161,000          $75,507,000
Less: LIFO reserve                       8,076,000            7,546,000
                                ------------------       --------------

                                       $81,085,000          $67,961,000
                                ==================       ==============

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)

4.      Debt

     Long-term debt is comprised of the following:

                                                                     September 30, 1999         March 31, 1999
                                                                     ------------------         --------------

Senior notes payable (A)                                                   $110,000,000           $110,000,000
Bank revolving line of credit (B)                                            17,300,000              4,700,000

Term loan payable in annual installments of  $500,000 in
  2001 and 2002, including interest                                           1,000,000              1,300,000
Non-competition agreement payable to a former
  stockholder in annual installments  of  $300,000, from
  April 1 1995 through April 1, 2000. The obligation is
  secured by  proceeds  of life  insurance  from  NWSC's
  majority stockholder.                                                         300,000               600,000

Subordinated  promissory  note  payable to an  employee on
  December 31, 1999.  Interest only is payable quarterly at
  the prime  rate plus 1/2%.  The note is subordinate to
  senior bank debt.                                                             350,000               350,000

City of  Indianapolis-First  Mortgage Note, Series 1983--
  payable monthly, with interest computed at 80% of the
  prime lending rate of NBD Bank,  N.A.,  through April
  2003. Secured by certain property in Indianapolis.                            213,000               272,000
                                                                           ------------          ------------
                                                                            129,163,000           117,222,000
Less:  current maturities                                                     1,250,000             1,050,000
                                                                           ------------          ------------
                                                                           $127,913,000          $116,172,000
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

     On or after January 15, 2004, the Company may redeem some or all of the senior notes at any time at stated redemption prices plus accrued interest and liquidated damages. Notwithstanding the foregoing, during the first 36 months after January 20, 1999, the Company may redeem up to 33% of the aggregate principal amount of the senior notes at a redemption price of 110.125%, plus accrued interest and liquidated damages, with the net cash proceeds of one or more public offerings of common stock of the Company.

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)


     (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60 million through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At September 30, 1999, the $17,300,000 of outstanding borrowings bear interest at 8.75% and 7.65% split between $5,300,000 prime based pricing and $12,000,000 LIBOR based pricing, respectively. The Company also pays a commitment fee ranging from .25% to 0.5% of its undrawn portion of its line of credit.

5.      Segment Reporting

     The Company's reportable segments are business units that engage in products sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                                  Three Months Ended
                                      September 30, 1999      September 30, 1998
                                      ------------------------------------------

Revenues from external customers
  Product sales                            $125,187,000            $119,485,000
  All other                                   5,210,000               4,364,000
Segment profit (loss)
  Product sales                                (121,000)             (2,040,000)
  All other                                    (467,000)                144,000
Segment assets
  Product sales                             187,898,000             162,523,000
  All other                                  15,078,000              12,947,000

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)


                                                    Six Months Ended
                                        September 30, 1999    September 30, 1998
                                        ----------------------------------------

Revenues from external customers
  Product sales                              290,277,000            250,876,000
  All other                                   10,179,000              8,872,000
Segment profit (loss)
  Product sales                                3,670,000               (679,000)
  All other                                     (488,000)               524,000
Segment assets
  Product sales                              187,898,000            162,523,000
  All other                                   15,078,000             12,947,000

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

    The Company announced an across the board price increase in Illinois in conjunction with a state tax increase on beer, spirits, and wine and supplier price increases effective July 1, 1999. The total price increase was significant enough to convince retail customers to increase their purchases in June. This increase had the effect of shifting volume into the first quarter from the second quarter, which resulted in a decrease in case sales in the second quarter as compared to the previous year. Total case sales for the six months ended September 30, 1999, however, were up from the previous year. Total product dollar sales and gross margin were up over the previous year for both the second quarter and for the six month period ended September 30, 1999, including an increase in gross margin percentage. All the major distributors in Illinois announced similar price increases effective July 1, 1999.

    References to U.S. Beverage relate to the operations of the Company's national import, craft and specialty beer marketing business performed by NWS-Illinois.

Results of Operations

    The following table includes information regarding total cases shipped by the Company during the three months and six months ended September 30, 1999 compared with the comparable periods ended September 30, 1998:

                                               Three Months Ended                  Six Months Ended
                                                  September 30                       September 30
                                             -----------------------           -------------------------
                                             1999     1998   Percent           1999       1998   Percent
                                             ----     ----   -------           ----       ----   -------
                                               (Cases in thousands)              (Cases in thousands)
Wine (product sales operations)               617      673     -8.3%          1,431      1,483      3.5%
Spirits (product sales operations)            648      729    -11.1%          1,639      1,530      7.1%
Spirits (distribution fee operations)         723      698      3.6%          1,432      1,332      7.5%
                                            -----    -----                    -----      -----
       Total wine and spirits               1,988    2,100     -5.3%          4,502      4,345      3.6%
Other                                         562      611     -8.0%          1,240      1,155      7.4%
                                            -----    -----                    -----      -----
  Total                                     2,550    2,711     -5.9%          5,742      5,500      4.4%
                                            =====    =====                    =====      =====

Three Months Ended September 30, 1999, Compared with the Three Months Ended September 30, 1998.

Revenue

    The Company reported product sales in the three months ended September 30, 1999 of $125.2 million, an increase of $5.7 million, or 4.8%, over the comparable prior year period. This increase resulted primarily from the U.S. Beverage product sales of the Hooper's Hooch brand. U.S. Beverage had product sales of $9.4 million as compared to $1.7 million over the comparable prior year period. The decrease in other product sales resulted from the Illinois retail customer buy-in in advance of the state tax increase combined with supplier and distributor price increases that were effective July 1, 1999. This buy-in increased revenue in the first fiscal quarter ended June 30, 1999, and decreased revenues in the second fiscal quarter ended September 30, 1999. Distribution fees for the quarter ended September 30, 1999 increased to $5.2 million, a 19.4% increase over the comparable prior year period, as a result of increased sales of existing brands and the addition of new suppliers.

Gross Profit

    Gross profit on total revenue increased 20.3% to $31.5 million in the three months ended September 30, 1999, from $26.2 million in the comparable prior year period. Gross profit on product sales during the quarter ended September 30, 1999 increased to $26.3 million, a 20.5% increase over the quarter ended September 30, 1998. Gross profit percentage on product sales for the three months ended September 30, 1999 increased to 21.0% compared to 18.3% for the comparable prior year period primarily as a result of the price increases that were effective in Illinois on July 1, 1999.

Operating Expenses

    Operating expenses for the quarter ended September 30, 1999 increased to $28.9 million from $25.7 million for the quarter ended September 30, 1998. As a percentage of total revenue, operating expenses for the quarter ended September 30, 1999 increased to 22.2% from 20.7% for the comparable prior year period.

    Selling expenses for product markets increased $0.5 million for the three month period ended September 30, 1999, primarily due to increased support of U.S. Beverage's Hooper's Hooch brand. U.S. Beverage's sales expenses increased $0.7 million for the three month period ended September 30, 1999, from the comparable prior period. Michigan's sales expenses increased $0.4 million from the comparable prior period as the Company continues to increase its sales staff in Michigan.

    Overall, warehouse and delivery expenses in the three month period ended September 30, 1999 increased $0.7 million from the comparable prior period, primarily from the increased volume in our distribution fee markets. Warehouse and delivery expense as a percent of total revenues increased slightly to 7.2% for the current period from 7.0% for the comparable prior year period.

    Total administrative expenses for the quarter ended September 30, 1999 increased $1.7 million from the comparable prior year period. This increase is due to the expansion of our workforce and related employee benefits, increased legal and accounting costs, fees paid to outside directors, and increases in our casualty and health insurance programs.

Income from Operations

    Operating income increased 410.9%, or $2.1 million, for the three months ended September 30, 1999, from the comparable prior year period. The increased revenues for the quarter ended September 30, 1999 and the increased gross profit percent more than offset the dollar increase in operating expenses.

Interest Expense

    Interest expense increased from $2.8 million to $3.3 million for the three months ended September 30, 1999, primarily due to payments for fixed assets and intangibles during the quarter ended September 30, 1999, as compared to the comparable prior year period. The Company's marginal rate for the quarter ended September 30, 1999 was 10.125%, as compared to 8.75% for the period ended September 30, 1998. This rate increase was due to the sale of the senior notes on January 25, 1999.

Other Income

    Other income decreased to $0.2 million for the three months ended September 30, 1999, as compared to $0.4 million for the three months ended September 30, 1998. The Company's share of loss from each of Commonwealth Wine & Spirits, LLC and eSkye.com, Inc. was $0.1 million for the three month period ended September 30, 1999.

Net Income

     Net loss decreased to $0.6 million for the quarter ended September 30, 1999, a $1.3 million or 69.0% decrease compared to the quarter ended September 30, 1998.

Six Months Ended September 30, 1999, Compared with the Six Months Ended September 30, 1998.

Revenue

      The Company reported total revenue for the six months ended September 30, 1999, of $300.5 million, an increase of 15.7% over the comparable prior year period. This increase included the U.S. Beverage product sales of $17.8 million for the six months ended September 30, 1999, as compared to $3.5 million for the comparable prior year period. Illinois product sales increased during the six months ended September 30, 1999, over the comparable prior year period as a result of the buy-in resulting from the Illinois tax increase that was effective July 1, 1999. Distribution fees increased $1.3 million for the six months ended September 30, 1999, or 14.7% over the comparable prior year period from increased volume of existing brands and addition of new suppliers.

Gross Profit

      Gross profit on product sales increased $10.8 million, or 23.0% for the six months ended September 30, 1999, over the comparable prior year period. Gross profit percentage on product sales for the six months ended September 30, 1999, was 19.9% as compared to 18.7% for the comparable prior year period. Price increases in the Illinois market that were effective July 1, 1999, and the increased U.S. Beverage product sales were primarily responsible for the percentage and volume increases in gross profit from the comparable prior year period.

Operating Expenses

      Operating expenses for the six months ended September 30, 1999, increased to $58.5 million from $51.3 million for the comparable prior year period. As a percentage of total revenue operating expenses for the six months ended September 30, 1999, decreased to 19.5% as compared to 19.8% for the comparable prior year period.

     Selling expenses increased $2.3 million for the six months ended September 30, 1999, to $20.8 million. The U.S. Beverage product selling expenses increased $1.2 million for the six months ended September 30, 1999, from the comparable prior year period due to increased promotional support for the Hooper's Hooch brand. Michigan's selling expenses increased $.7 million for the six months ended September 30, 1999, as compared to the prior year reporting period resulting from creating and increasing the staff of the brokerage activities. Selling expenses as a percentage total revenue decreased to 6.9% for the six months ended September 30, 1999, from 7.1% for the comparable prior year period.

      Warehouse and delivery expenses increased $1.4 million or 8.2% for the six months ended September 30, 1999, from the comparable prior year period. The increase in volume in our Illinois market during the first fiscal quarter, and increased expenses attributable to the distribution fee market volume increase were primarily responsible for the higher warehouse and delivery expenses. Warehouse and delivery expenses, as a percent of total revenue declined to 6.3% for the six months ended September 30, 1999, as compared to 6.8% for the comparable prior year period.

      Total administrative expenses increased $3.4 million for the six months ended September 30, 1999, from the comparable prior year period. The increase was due to increased corporate services and related benefits, increased professional expenses and increased costs associated with the casualty and health insurance programs. Administrative expense, as a percentage of total revenue was 6.2% for the six months ended September 30, 1999, as compared to 5.9% for the comparable prior year period.

Income from Operations

      Operating income increased 110.7% or $4.9 million for the six months ended September 30, 1999, from the comparable prior year period. The increased revenue and increased gross profit percentage for the six months ended September 30, 1999, over the comparable prior year period more than offset the dollar increase in operating expenses.

Interest Expense

      Interest expense increased $1.3 million to $6.6 million for the six months ended September 30, 1999, from $5.3 million for the comparable prior year period. The increased marginal rate to 10.125% on September 30, 1999, from 8.75% on September 30, 1998, was due to the sale of senior notes on January 25, 1999.

Other Income

      Other income decreased to $0.5 million for the six months ended September 30, 1999, from $.7 million from the comparable prior year period. The Company's share of loss from eSkye.com, Inc. was $0.1 million for the six months ended September 30, 1999.

Net Income

      Net income increased $3.3 million to $3.2 million for the six months ended September 30, 1999, as compared to the comparable prior year period.

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

At September 30, 1999, the Company had $17.3 million outstanding on its $60.0 million revolving credit facility, with $42.4 million available.

The Company used $1.8 million in net cash from operating activities for the six months ended September 30, 1999, a $2.4 million decrease from the comparable prior year period. The $2.4 million decrease was primarily due to increased cash provided by accounts payable of $7.8 million, accrued expenses of $4.4 million and increased profitability of $3.3 million, with increases in cash used from operations from accounts receivable of $4.2 million and inventories of $8.9 million.

Net cash used for investing activities for the six months ended September 30, 1999 was $7.7 million, an increase of $2.1 million from the comparable prior year period. The Company had $0.9 million less in purchases of property and equipment but had $1.2 million more for intangible assets from the comparable prior year period. The Company also acquired R.M. Gilligan, Inc. for $1.6 million, net of cash received, during the six months ended September 30, 1999, and made a $500,000 investment in eSkye.com, Inc.

Net cash provided by financing activities was $10.2 million, for the six months ended September 30, 1999, including $12.6 million net proceeds from the revolving line of credit.

Total assets increased to $203.0 million at September 30, 1999, a $22.6 million increase from March 31, 1999 primarily due to increased inventories and accounts receivable as a result of the sales volume increase in the Illinois and U. S. Beverage markets. Total debt also increased to $129.2 million at September 30, 1999, as compared to $117.2 million at March 31, 1999 primarily due to the increase in the revolving line of credit to fund the increased working capital needs from March 31, 1999, to September 30, 1999.

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

Year 2000

     The Company believes that its most significant worst case Year 2000 scenarios are the possible interference with the Company's ability to obtain alcohol based beverage products from suppliers, to maintain continuous operation of its computer systems, to deliver product to customers, and to invoice and receive payments. The Company believes that it has taken the steps necessary to address these worst case scenarios.

      The Company has assessed its exposure to potential Year 2000 issues within its businesses and believes it is Year 2000 ready. Phases within the process included assessment, remediation and contingency planning. The assessment included information technology (IT), non-information technology (non-IT), and to the extent reasonably practicable, customer and supplier readiness. Through the assessment process, the Company identified specific inventory management systems that were not Year 2000 ready. The Company has upgraded these systems and has tested the upgrades to ensure Year 2000 compliance. Although the Company has completed its internal assessment and remediation process and believes it is Year 2000 ready, there can be no assurance that unforseen events will not occur in connection with the Year 2000 transition. The failure of the Company to properly assess and remediate potential Year 2000 problems and properly test or implement solutions could result in disruptions of normal business operations. Such failures could have negative effect on the financial condition, results of operations or debt service capabilities of the Company.

      The Company has completed its Year 2000 assessment of its primary customers and suppliers, including the Company's electronic data interchange
(EDI) and electronic funds transfer (EFT) providers. The Company is not aware of any significant customer or supplier with a Year 2000 issue that would materially impact the Company's financial condition, results of operations or debt service capabilities. However, the Company did not receive responses from many of its suppliers and customers, and has no means of ensuring that its customers or suppliers will be Year 2000 ready. The inability of one or more of these entities to be prepared could have a negative effect on the Company.

      The Company has incurred less than $50,000 in costs directly associated with the remediation of its systems, and an additional $50,000 remains in the fiscal 2000 budget for Year 2000 issues. The Company does not track internal costs incurred by its IT group in connection with the Year 2000 project because they are primarily payroll costs that are not allocated among Year 2000 and other projects. These costs do not include the cost of upgrading or replacing systems for other business reasons. Such actions usually provide the additional benefit of making the system Year 2000 compliant.

     While the Company has taken significant measures to minimize any internal risks surrounding Year 2000 issues, the most likely worst case scenarios may involve the failure of third parties with whom the Company does business to address Year 2000 issues. The Company's primary contingency plans involve accumulating additional inventory at company warehouses prior to December 31, 1999, and having key information systems personnel on site during the Year 2000 transition.

      Management does not expect that the direct impact of Year 2000 issues will have a material adverse effect on the Company. However, it is possible that, for example, disruptions in the economy in general or in the U.S. banking system because of Year 2000 problems could adversely affect the Company's financial condition, results of operations or debt service capabilities.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      None

PART II.  OTHER INFORMATION

Item 5.   Other Events

      None

Item 6.   Exhibits

      (a) Exhibits

          (27)  Financial Data Schedule

      (b) Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NATIONAL WINE & SPIRITS, INC.


November 12, 1999                   /s/ J. Smoke Wallin
------------------                  ------------------------------------------
Date                                J. Smoke Wallin,
                                    Executive Vice President & Chief Financial
                                    Officer

NATIONAL WINE & SPIRITS, INC.
FORM 10-Q
EXHIBIT INDEX


Exhibit              Description
-------              -----------
Exhibit 27           Financial Data Schedule