Form 10-Q
period 1999-12-31
NATIONAL WINE & SPIRITS INC
filed 2000-02-11
CIK 1081971

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 2000.

    Class                                        Outstanding at February 4, 2000
----------------                                 -------------------------------

Common Stock,
$.01 par value                                   104,520 shares
    voting

Common Stock,
$.01 par value                                   5,226,001 shares
  non-voting



                                                    NATIONAL WINE & SPIRITS, INC.
                                                          Quarterly Report

                                               For the period ended December 31, 1999

                                                                INDEX
                                                                                                               Page Number
                                                                                                               -----------

PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets

                      December 31, 1999 and March 31, 1999......................................................3

                  Condensed Consolidated Statements of Income
                      Three Months Ended December 31, 1999 and 1998; Nine Months
                      ended December 31, 1999 and 1998..........................................................4

                  Condensed Consolidated Statements of Cash Flows

                      Nine Months Ended December 31, 1999 and 1998..............................................5

                  Notes to Condensed Consolidated Financial Statements..........................................6


Item 2.           Management's Discussion and Analysis of Financial

                  Condition and Results of Operations..........................................................10

Item 3.           Quantitative and Qualitative Disclosures About

                  Market Risk..................................................................................17

PART II.          OTHER INFORMATION

Item 5.           Other Information............................................................................17

Item 6.           Exhibits and Reports on Form 8-K.............................................................17

                  Signature....................................................................................18


Part I          Financial Information
Item 1.         Condensed Financial Statements


                          NATIONAL WINE & SPIRITS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)
                                                            December 31, March 31,
                                                                1999       1999
                                                            -----------  ---------
                                                            (unaudited)   (Note 1)
ASSETS
Current assets:

     Cash ...............................................   $   6,356    $   1,908
     Accounts receivable, less allowances
         for doubtful accounts ..........................      64,238       37,042
     Inventory ..........................................      75,614       67,961
     Prepaid expenses and other .........................       4,476        4,776
                                                            ---------    ---------
Total current assets ....................................     150,684      111,687
                                                            ---------    ---------
Property and equipment, net .............................      46,814       49,307
Other assets

     Notes receivable ...................................       1,262        1,486
     Cash surrender value of life insurance, net of loans       2,039        1,849
     Investment in Kentucky distributor .................       7,471        7,438
     Investment in eSkye.com, Inc. ......................         500           --
     Intangible assets, net .............................      10,396        8,080
     Deposits and other .................................         184          142
     Deferred pension costs .............................         387          387
                                                            ---------    ---------

Total other assets ......................................      22,239       19,382
                                                            ---------    ---------
TOTAL ASSETS ............................................   $ 219,737    $ 180,376
                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable ...................................   $  35,497    $  27,567
     Accrued payroll and payroll taxes ..................       6,918        5,912
     Excise taxes payable ...............................       5,462        4,055
     Other accrued expenses and taxes ...................      12,157        7,459
     Current maturities of long-term debt ...............         900        1,050
                                                            ---------    ---------
Total current liabilities ...............................      60,934       46,043
     Deferred pension liability .........................         387          387
     Long-term debt .....................................     133,646      116,172
                                                            ---------    ---------
Total liabilities .......................................     194,967      162,602
                                                            ---------    ---------
Stockholders' equity:
     Voting common stock, $.01 par value ................           1            1
     Nonvoting common stock, $.01 par value .............          53           53
     Additional paid-in capital .........................      25,009       25,009
     Retained earnings (deficit) ........................       5,349       (1,883)
                                                            ---------    ---------
                                                               30,412       23,180
     Notes receivable from stockholders .................      (5,642)      (5,406)
                                                            ---------    ---------

Total stockholders' equity ..............................      24,770       17,774
                                                            ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $ 219,737    $ 180,376
                                                            =========    =========

See notes to condensed consolidated financial statements.


                                                    NATIONAL WINE & SPIRITS, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       (Amounts in thousands)

                                                             (Unaudited)

                                                                    Three Months Ended                  Nine Months Ended

                                                          December 31, 1999 December 31, 1998  December 31, 1999  December 31, 1998
                                                          ----------------- -----------------  -----------------  -----------------
Net product sales ......................................         $ 187,376          $ 172,491          $ 477,653          $ 423,367
Distribution fees ......................................             6,133              5,138             16,312             14,010
                                                                 ---------          ---------          ---------          ---------
Total revenue ..........................................           193,509            177,629            493,965            437,377
Cost of products sold ..................................           153,429            142,545            386,085            346,576
                                                                 ---------          ---------          ---------          ---------
Gross profit ...........................................            40,080             35,084            107,880             90,801
                                                                 ---------          ---------          ---------          ---------
Operating expenses:
     Warehouse and delivery ............................            10,335              9,319             29,312             26,852
     Selling ...........................................            11,499             10,176             32,266             28,614
     Administrative ....................................             9,793              7,825             28,551             23,158
                                                                 ---------          ---------          ---------          ---------

Total operating expenses ...............................            31,627             27,320             90,129             78,624
                                                                 ---------          ---------          ---------          ---------
Income from operations .................................             8,453              7,764             17,751             12,177
                                                                 ---------          ---------          ---------          ---------
Interest expense:
     Related parties ...................................              (106)              (115)              (315)              (363)
     Third parties .....................................            (3,131)            (2,621)            (9,550)            (7,655)
                                                                 ---------          ---------          ---------          ---------
                                                                    (3,237)            (2,736)            (9,865)            (8,018)
Other income (loss):
     Equity in income of
         Kentucky distributor ..........................               192                400                165                400
     Equity in
         eSkye.com, Inc. ...............................                67                 --                 --                 --
     Rental and other income (expense) .................                (8)                67                 92                179
     Gain on sales of assets ...........................                55                 14                123                 97
     Interest income ...................................               234                232                672                751
                                                                 ---------          ---------          ---------          ---------

  Total other income ...................................               540                713              1,052              1,427
                                                                 ---------          ---------          ---------          ---------
Net income .............................................         $   5,756          $   5,741          $   8,938          $   5,586
                                                                 =========          =========          =========          =========


See notes to condensed consolidated financial statements.


                          NATIONAL WINE & SPIRITS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                   Nine Months Ended

                                                                 December 31, December 31,
                                                                     1999        1998
                                                                 ------------ ------------
Operating activities:
     Net income ..............................................   $  8,938    $  5,586
Adjustments to reconcile net income to net cash used
         by operating activities:
         Depreciation of property and equipment ..............      5,426       5,116
         Gain on sales of assets .............................       (123)        (97)
         Amortization of intangible assets ...................      1,171         958
         Equity in income of Kentucky distributor ............       (165)       (400)
         Changes in operating assets and liabilities:
              Accounts receivable ............................    (27,046)    (25,048)
              Inventory ......................................     (7,653)      2,171
              Prepaid expenses and other .....................        347       1,174
              Accounts payable ...............................      7,891       5,822
              Accrued expenses and taxes .....................      6,962      (1,925)
                                                                 --------    --------
Net cash used by operating activities ........................     (4,252)     (6,643)
Investing activities:
     Purchases of property and equipment .....................     (4,908)     (6,518)
     Investment in Kentucky Distributor ......................         --      (6,000)
     Acquisition of R. M. Gilligan, Inc., net of cash received     (1,630)         --
     Investment in eSkye.com, Inc. ...........................       (500)         --
     Proceeds from sale of property and equipment ............      2,192         116
     Distributions from Kentucky distributor .................        132          --
     Intangible assets .......................................     (1,940)     (2,231)
     Deposits and other ......................................        (42)       (223)
     Decrease in cash surrender value of insurance ...........       (182)       (235)
     Decrease in notes receivable ............................        224         119
                                                                 --------    --------
Net cash used by investing activities ........................     (6,654)    (14,972)
Financing activities:
     Net proceeds of line of credit borrowings ...............     18,350      20,680
     Proceeds of Long-term Debt ..............................         --       8,800
     Principal payments on long-term debt ....................     (1,054)     (4,834)
     Payment on borrowings from stockholder ..................       (176)         --
     Notes receivable from stockholders and others ...........        (60)        623

     Distributions to stockholders ...........................     (1,706)     (1,807)
                                                                 --------    --------
Net cash provided by financing activities ....................     15,354      23,462
                                                                 --------    --------
Net increase in cash .........................................      4,448       1,847
Cash at beginning of year ....................................      1,908       1,370
                                                                 --------    --------
Cash at end of period ........................................   $  6,356    $  3,217
                                                                 ========    ========

See notes to condensed consolidated financial statements.

                          National Wine & Spirits, Inc.

              Notes To Condensed Consolidated Financial Statements

                                   (Unaudited)

                                December 31, 1999

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

        The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States Generally Accepted Accounting Principles for complete financial statements.

        Certain  amounts  in  the  December  31,  1998  condensed   consolidated
financial   statements  have  been  reclassified  to  conform  to  current  year presentation.

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

Assets acquired:
        Cash ..............................    $   170,000
        Other current assets ...............       187,000
        Property and equipment .............        94,000
        Goodwill ...........................     1,547,000
        Other assets .......................        18,000
                                               -----------
                                                 2,016,000

Liabilities assumed:
        Current liabilities ................      (188,000)
        Debt and other long term liabilities       (28,000)
                                               -----------
Purchase Price .............................   $ 1,800,000
                                               ===========

3.      Inventory

        Inventory is comprised
        of the following:

                                      December 31, 1999           March 31, 1999
                                      -----------------        -----------------

         Inventory at FIFO            $      84,084,000        $      75,507,000
         Less: LIFO reserve                   8,470,000                7,546,000
                                      -----------------        -----------------

                                      $      75,614,000        $      67,961,000
                                      =================        =================

                          National Wine & Spirits, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

4.      Debt

        Long-term debt is comprised of the following:

                                                                            December 31,     March 31,
                                                                                1999           1999
                                                                            ------------   ------------
      Senior notes payable (A) ..........................................   $110,000,000   $110,000,000
      Bank revolving line of credit (B) .................................     23,050,000      4,700,000
      Term loan payable in annual installments of  $500,000 in 2001 and
      Non-competition agreement payable to a former stockholder in annual
      Subordinated promissory note payable to an employee repaid
      City of Indianapolis-First Mortgage Note, Series 1983--
          payable monthly, with interest computed at 80% of the
          prime lending rate of NBD Bank, N.A., through April
          2003.  Secured by certain property in Indianapolis ............        196,000        272,000
                                                                            ------------   ------------
                                                                             134,546,000    117,222,000
      Less:  current maturities .........................................        900,000      1,050,000
                                                                            ------------   ------------
                                                                            $133,646,000   $116,172,000
                                                                            ============   ============

        (A) On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually, in January and July. The Company used the net proceeds of the senior notes (approximately $106,900,000) to repay its outstanding bank and other debt and amounts outstanding under its revolving credit facilities.

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

        (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60 million through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At December 31, 1999, the $23,050,000 of outstanding borrowings bear interest at 9.00% and 8.73% split between $5,050,000 prime based pricing and $18,000,000 LIBOR based pricing, respectively. The Company also pays a commitment fee ranging from .25% to 0.5% of its undrawn portion of its line of credit.

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

                                         Three Months Ended             Nine Months Ended

                                   December 31,   December 31,   December 31,     December 31,
                                      1999            1998           1999             1998
                                   ------------   ------------   -------------    ------------
Revenues from external customers
  Product Sales ................   $187,376,000   $172,491,000   $ 477,653,000    $423,367,000
  All Other ....................      6,133,000      5,138,000      16,312,000      14,010,000
Segment profit (loss)
  Product Sales ................      5,548,000      5,062,000       9,218,000       4,383,000
  All Other ....................        208,000        679,000        (280,000)      1,203,000
Segment Assets

  Product Sales ................    204,993,000    189,183,000     204,993,000     189,183,000
  All Other ....................     14,744,000     12,953,000      14,744,000      12,953,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's historical condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report.

Overview

    The Company is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company's current operations are in Illinois, Indiana, Michigan, and Kentucky. The Company's reported revenues include net product sales in Indiana and Illinois, and distribution fees in Michigan. References to U.S. Beverage (USB) relate to the operations of the Company's national import, craft and specialty beer marketing business performed by NWS-Illinois.

    The Company experienced increases in both product and distribution fee revenue for the quarter ended December 31, 1999 over the comparable period last year. Correspondingly, gross profit dollars and gross profit percentage increased over the prior year quarterly and nine month periods. This percentage increase, along with the revenue growth in the product sales segment is a result of the price increases enacted in calendar 1999. The distribution fee increase is attributable to product lines acquired in 1999. The product mix for the fee markets has shifted to a higher percentage of bottle business i.e. less than a full case sale, thus increasing labor and operational costs. Total wine and spirit product case sales for the quarter ended December 31, 1999, were even with the prior year quarter, but have increased 1.1% over the comparable nine month period. This increase is favorable considering the Indiana market is no longer representing the Robert Mondavi wine line, and the Bacardi Martini liquor products.

Results of Operations

    The following table includes information regarding total cases shipped by the Company during the three months and nine months ended December 31, 1999 compared with the comparable periods ended December 31, 1998:

                                          Three Months Ended      Nine Months Ended

                                          December 31             December 31
                                          -----------             -----------
                                          1999     1998 Percent   1999    1998 Percent
                                         -----    ----- ------- ------   ----- -------
                                         (Cases in thousands)    (Cases in thousands)

Wine (product sales operations) ......     987      936   5.4%   2,418   2,419   0.0%
Spirits (product sales operations)        1030     1085  (5.1%)  2,669   2,615   2.1%
Spirits (distribution fee operations)      864      792   9.1%   2,296   2,124   8.1%
                                         -----    -----         ------   -----
       Total wine and spirits ........   2,881    2,813   2.4%   7,383   7,158   3.1%
Other (includes USB) .................     865      640  35.2%   3,462   2,026  70.9%
                                         -----    -----         ------   -----
  Total ..............................   3,746    3,453   8.5%  10,845   9,184  18.1%
                                         =====    =====         ======   =====

Revenue

    The Company reported product sales in the three months ended December 31, 1999, of $187.4 million, an increase of $14.9 million, or 8.6%, over the comparable prior year period. This increase resulted primarily from the price increases in the Illinois and Indiana markets. U.S. Beverage had product sales of $4.9 million as compared to $2.1 million over the comparable prior period. U.S. Beverage commenced sales of the Hooper's Hooch brand in the quarter ended December 31, 1998. Distribution fees for the quarter ended December 31, 1999 increased to $6.1 million from $5.1 million, or a 19.4% increase over the comparable prior year period. This increase was a result of the addition of new suppliers and increased volume from existing suppliers.

Gross Profit

    Gross profit on total revenue increased 14.2% to $40.1 million in the three months ended December 31, 1999, from $35.1 million in the comparable prior year period. Gross profit on product sales during the quarter ended December 31, 1999, increased to $33.9 million, a 13.4% increase over the quarter ended December 31, 1998, primarily from price increases during 1999. Gross profit percentage on product sales for the three months ended December 31, 1999 increased to 18.1%, compared to 17.4% for the comparable prior period. Gross profit percentage has been historically lower in the December quarter than the other fiscal quarters due to the increased sales volume and discounts.

Operating Expenses

    Operating expenses for the quarter ended December 31, 1999, increased to $31.6 million from $27.3 million for the quarter ended December 31, 1998, an increase of 15.8%. As a percentage of total revenue, operating expenses for the quarter ended December 31, 1999, increased to 16.3% from 15.4% for the comparable prior year period. This increase is due to the expansion of our sales areas in our fee markets and U.S. Beverage, along with increasing administration costs associated with expanded corporate services and employee benefits. These investments should position us with the necessary corporate infrastructure for expansion and increased efficiencies across markets.

    Selling expenses for product markets increased $0.9 million, or 8.7% for the three month period ended December 31, 1999, from the comparable prior period. This increase was due to the increased support of U.S. Beverage's Hooper's Hooch brand and increased brand support through promotional and co-op advertising in the product markets. Michigan's sales expenses increased $0.4 million from the comparable prior period as the Company has increased its sales staff in Michigan.

    Warehouse and delivery expenses in the three month period ended December 31, 1999, increased $1.0 million from the comparable prior period, primarily from the increased volume in our distribution fee markets. Warehouse and delivery expense for the product markets, as a percent of product revenues increased slightly to 3.8% for the three months ended December 31, 1999 from 3.7% for the comparable reporting period.

     Total administrative expenses for the quarter ended December 31, 1999 increase $2.0 million from the comparable 1998 period. The Company has expanded its corporate services area which has increased corporate salaries, payroll taxes, and travel expenses. The Company is also partially self funding health benefits, and the claims experience for the quarter ended December 31, 1999, has been greater than the comparable prior period. The Company has also incurred increased directors' fees with the addition of non-employee directors and greater professional fees associated with increased financial reporting when compared to the prior year reporting period.

Income from Operations

    Operating income increased $0.7 million or 8.9% for the three months ended December 31, 1999 from the comparable prior year period. The increased revenues for the quarter ended December 31, 1999, and the increased gross profit percentage more than offset the dollar increase in operating expenses.

Interest Expense

    Interest expense increased from $2.7 million to $3.2 million for the three months ended December 31, 1999. The Company's marginal rate for the quarter ended December 31, 1999 was 10.125% as compared to 8.75% for the period ended December 31, 1998. This rate increase was due to the sale of the senior notes on January 25, 1999. Historically, the Company's revolving credit facility balance increases during the quarter ending December 31, as working capital increases from the previous fiscal quarter.

Other Income

    Other income decreased to $0.5 million for the three months ended December 31, 1999 as compared to $0.7 million for the three months ended December 31, 1998. The Company's share of the income of Commonwealth Wine & Spirits and eSkye.com, Inc. was $0.3 million for the three months ended December 31, 1999, as compared to $0.4 million for the comparable prior period.

Net Income

    Net income was $5.8 million for the quarter ended December 31, 1999, which was comparable to the net income of $5.7 million for the comparable prior year period.

    For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended December 31, 1999 increased 9.0% to $10.7 million as compared to $9.8 million for the prior year reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Nine Months Ended December 31, 1999, Compared with the Nine Months Ended December 31, 1998.

Revenue

    The Company reported total revenue for the nine months ended December 31, 1999, of $494.0 million, an increase of 12.9% over the comparable prior year period. Product sales increased $54.3 million or 12.8% from the comparable prior period primarily from price increases put into effect during the fiscal year and the increase in U.S. Beverage's sales due to the Hooper's Hooch brand. Distribution fees increased $2.3 million for the nine months ended December 31, 1999, or 16.4% over the comparable prior year period from the addition of new suppliers and increased volume of existing brands.

Gross Profit

    Gross profit on product sales increased $14.8 million, or 19.2% for the nine months ended December 31, 1999, over the comparable prior year period. Gross profit percentage on product sales for the nine months ended December 31, 1999, was 19.2% as compared to 18.1% for the comparable prior year period. Price increases and the increased margin of U.S. Beverage product sales were primarily responsible for the percentage and volume increases in gross profit from the comparable prior year period.

Operating Expenses

    Operating expenses for the nine months ended December 31, 1999, increased to $90.1 million, or 14.6% for the nine months ended December 31, 1999, over the comparable prior year period. As a percentage of total revenue, operating expense for the nine months ended December 31, 1999, increased slightly to 18.2% as compared to 18.0% for the comparable prior year period.

    Selling expenses increased $3.7 million for the nine months ended December 31, 1999, to $32.3 million, and the increase in the product markets was primarily the result of U.S. Beverage's support of the Hooper's Hooch brand, which accounted for $1.5 million of the increase in selling expenses as compared to the prior year period. Michigan's selling expenses increased $1.2 million for the nine months ending December 31, 1999, over the comparable reporting period as a result of acquiring the R.M. Gilligan brokerage operation in April, 1999, which has resulted in increased salaries and brand promotion costs. Selling expenses as a percentage of total revenue remained even at 6.5% for the nine months ended December 31, 1999 as compared to the prior reporting period

    Warehouse and delivery expenses increased $2.5 million or 9.2% for the nine months ended December 31, 1999, from the comparable prior year period. The increase in volume in our Illinois product market during the first fiscal quarter, and increased expenses attributable to the distribution fee market volume increase, were primarily responsible for the higher warehouse and delivery expenses. Warehouse and delivery expenses, as a percent of total revenue, declined to 5.9% for the nine months ended December 31, 1999, as compared to 6.1% for the comparable prior year period.

    Total administrative expenses increased $5.4 million for the nine months ended December 31, 1999, from the comparable reporting period. The increase was due to the development and expansion of the corporate services area, increased employee benefit costs, and increased professional fees which included for the first time costs associated with non-employee directors. The increase in administrative expense in the product markets increased $4.1 million for the nine months ended December 31, 1999, as compared to the prior year reporting period. Administrative expense, as a percentage of total revenue was 5.8% for the nine months ended December 31, 1999, as compared to 5.3% for the comparable prior year period.

Income from Operations

    Operating income increased $5.6 million, or 45.8% for the nine months ended December 31, 1999, from the comparable prior year period. The increased revenue and increased gross profit percentage for the nine months ended December 31, 1999, over the comparable prior year period more than offset the dollar increase in operating expenses. The Company's increase in operating income was 45.8% for the nine months ended December 31, 1999, when total revenue increased 12.9% over the same comparable prior year reporting period.

Interest Expense

    Interest expense increased $1.9 million to $9.9 million for the nine months ended December 31, 1999, from $8.0 million for the prior year period. The increased marginal rate of 10.125% on December 31, 1999, from 8.75% on December 31, 1998, was due to the sale of senior notes on January 25, 1999.

Other Income

    Other income decreased to $1.1 million for the nine months ended December 31, 1999, from $1.4 million from the comparable prior year period. The Company's share of income from Commonwealth Wine and Spirits, L.L.C. decreased by $0.2 million for the nine months ended December 31, 1999, as compared to the comparable prior period.

Net Income

    Net income increased $3.4 million to $8.9 million for the nine months ended December 31, 1999, a 60.0% increase as compared to the comparable prior year period.

    For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the nine months ended December 31, 1999 increased 33.4% to $24.3 million as compared to $18.3 million for the prior year reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

    At December 31, 1999, the Company had $23.1 million outstanding on its $60.0 million revolving credit facility, with $36.6 million available.

    The Company used $4.3 million in net cash from operating activities for the nine months ended December 31, 1999, a $2.4 million decrease from the comparable prior year period. The $2.4 million decrease was primarily due to increases in cash used from inventories of $9.8 million and accounts receivable of $2.0 million,  partially  offset by the cash  provided  by accrued  expenses  of $8.9 million, increased profitability of $3.2 million, and accounts payable of $2.1 million.

    Net cash used for investing activities for the nine months ended December 31, 1999, was $6.7 million, a decrease of $8.3 million from the comparable prior period. The Company had increased proceeds from the sale of property of $2.1 million and the investment in Commonwealth Wine and Spirits of $6.0 million was in the comparable prior period. The increase in cash from sales of property was primarily the result of selling a building in our Illinois market.

    Net cash provided by financing activities was $15.4 million, an $8.1 million decrease from the comparable reporting period. The Company had received proceeds of $8.8 million of term debt in the quarter ended December 31, 1998, for investments in Commonwealth Wine and Spirits and distributor rights. Proceeds from the revolving line of credit was $2.3 million less in the nine months ended December 31, 1999, than the comparable reporting period. Repayments of long term debt were $3.8 million less for the nine months ended December 31, 1999 than the prior reporting period because of the issuance of the senior debt in January, 1999, the proceeds from which retired most of the term debt.

    Total assets increased to $219.7 million at December 31, 1999, a $39.4 million increase from March 31, 1999. This increase was due to increased accounts receivable from the December 1999 sales volume and increased inventories over the March 31, 1999 levels. Current liabilities increased by $14.9 million on December 31, 1999 from March 31, 1999 due to increased accounts payable to suppliers and accrued expenses, primarily accrued note interest. Total debt increased to $134.5 million, as compared to $117.2 million at March 31, 1999, primarily due to the increase in the revolving line of credit to fund the working capital needs from March 31, 1999 to December 31, 1999.

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

Year 2000

    The Company did not experience any significant disruptions at December 31, 1999 and is not aware of any material Year 2000 issues from our customers or suppliers that would impact the Company's financial condition, results of operations, or debt service capabilities.

    At December 31, 1999, the Company had incurred less than $75,000 in costs directly associated with the remediation of its systems, and an additional $25,000 remains in the fiscal 2000 budget for Year 2000 issues. Management does not believe that future Year 2000 assessment and remediation costs will be material, and intends to fund any such costs from its existing resources as budgeted. These costs do not include the cost of upgrading or replacing systems for other business reasons.

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

Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk

      None

PART II.          OTHER INFORMATION

Item 5.           Other Events

      None

Item 6.           Exhibits

(a)      Exhibits

(27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NATIONAL WINE & SPIRITS, INC.



           February 11, 2000                      /s/ J. Smoke Wallin
           -----------------                      -------------------
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