Form 10-K
period 2000-03-31
NATIONAL WINE & SPIRITS INC
filed 2000-06-28
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000.

[   ]     Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

                        Commission File Number: 333-74589

                          NATIONAL WINE & SPIRITS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            Indiana 35-2064429                        35-2064429
            ------------------                        ----------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)


P.O. Box 1602, 700 W. Morris Street, Indianapolis, Indiana          46206
----------------------------------------------------------          -----
         (Address of principal executive offices)                 (Zip Code)

                                 (317) 636-6092
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 by Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ X ]

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of March 31, 2000 was 5,330,521, of which 104,520 were voting stock.

Documents Incorporated by Reference:  None

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
Part I

Item 1.   Business                                                          3
Item 2.   Properties                                                       15
Item 3.   Legal Proceedings                                                16
Item 4.   Submission of Matters to a Vote of Security Holders              16


Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              17
Item 6.   Selected Consolidated Financial Data                             17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              19
Item 7a.  Quantitative and Qualitative Disclosures About
          Market Risk                                                      27
Item 8.   Financial Statements and Supplementary Data                      28
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              47


Part III

Item 10.  Directors and Executive Officers of the Registrant               48
Item 11.  Executive Compensation                                           50
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                            51
Item 13.  Certain Relationships and Related Transactions                   52


Part IV

Item 14.  Exhibits, Financial Statements, Schedules and
          Report on Form 8-K                                               54

                                     Part I

Disclosure Regarding Forward-Looking Statements

     This Form 10-K, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Notes are forward-looking statements. Although the Company believes that the expectations will prove to have been correct. All forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

Item 1.    Business

General

     National Wine & Spirits, Inc. (NWS) is one of the largest distributors of wine and spirits in the United States. NWS is the largest distributor of spirits in Indiana with 56% market share and Michigan with 57% market share, and one of the largest in Illinois with 30% market share. NWS' markets include Chicago and Detroit, which are the largest and the sixth largest metropolitan markets for spirits in the United States, respectively. NWS conducts its operations through its wholly owned subsidiaries, NWS Corporation in Indiana ("NWS-Indiana"), NWS Illinois, LLC ("NWS-Illinois") and NWS Michigan, Inc. ("NWS- Michigan").

     NWS is the exclusive distributor in one or more of its markets for many of the world's leading suppliers of brand name domestic and imported spirits, including Diageo-UDV (Diageo), formed through the merger of United Distillers (Guinness) and International Distillers and Vintners (Grand Metropolitan), Fortune Brands, Allied Domecq, and Seagram. NWS' featured brands include:

     o Absolut;

     o Chivas Regal;

     o Crown Royal;

     o DeKuyper;

     o Jim Beam;

     o Jose Cuervo;

     o Smirnoff;

     o Kahlua;

     o Maker's Mark; and

     o Canadian Club.

     NWS also is the exclusive distributor in Indiana and Illinois for many of the world's leading wineries, including:

     o Banfi Vintners, featuring Riunite and other Italian and Chilean wines;

     o Canandaigua, featuring Inglenook, Paul Masson, and Almaden wines;

     o Seagram, featuring premium European and California wines; and

     o Sebastiani, featuring Vendange and Talus

     o Kendall Jackson

     NWS operates 12 strategically located distribution facilities and a fleet of approximately 350 delivery vehicles to provide overnight or second-day delivery to over 36,000 retail locations, including package liquor stores, drug and grocery stores, mass merchandisers, hotels and restaurants and bars. NWS' customers include both local and regional businesses as well as national chains such as American Stores (Osco), Walgreens, CVS, Sam's Club, Meijer, Morton's, Ruth's Chris, T.G.I.Friday's, and Hyatt. In select locations, NWS also distributes premium domestic and imported beer and other products.

     From 1996 to 2000, NWS' total revenue increased steadily from $443.3 million to $625.8 million, representing a compound annual growth rate of 9.0%, while NWS' EBITDA increased from $14.4 million to $26.5 million, representing a compound annual growth rate of 16.4%. NWS achieved this performance by successfully integrating several strategic acquisitions since 1992, actively developing new geographic market areas, pursuing new supplier and brand relationships, implementing advanced product handling technology and proprietary information systems, and providing high levels of supplier and customer service.

     Under the three-tier regulatory framework established by federal and state law, suppliers of alcohol-based beverages are generally prohibited from selling their products directly to retail outlets or consumers, effectively requiring suppliers to use distributors such as NWS. This regulatory framework effectively insulates distributors from vertical competition from suppliers or retail customers. In some states, referred to as "control states", state law has historically mandated the state to act as the exclusive wholesale distributor and/or retailer of alcohol-based beverages. In 1996, Michigan became the first control state to privatize aspects of the wholesale distribution of spirits, and NWS has become the leading distributor of spirits in that state.

Industry Overview

     The United States alcohol-based beverage industry generated total annual retail sales of approximately $113.5 billion in 1999. Sales of wine and spirits, in which NWS primarily competes, accounted for approximately 14% and 31%, respectively, or an estimated $50.2 billion of total retail sales in 1999. In the United States spirits market, total revenues on a per case basis have increased since 1994, more than offsetting a general decline in the volume of spirits sold. Wine consumption has increased nationally and in Indiana, Illinois and Michigan since 1993 and management believes the demand for high quality wine will continue to grow. Similar to the trend in the spirits industry, consumers have been purchasing higher quality and more expensive wines.

     Since the repeal of Prohibition in 1933, the federal and state governments have regulated the sale of spirits, wine, and beer. State regulatory frameworks fall into three types: control, open and open-franchise. In nearly all circumstances, suppliers may not legally sell directly to retailers. In the 18 control states, the state controls either the distribution, the retail sale or both. In open states, including Indiana and Illinois, the distributors and retailers are privately owned businesses. In the open-franchise states, there are laws and regulations, which restrict the suppliers' ability to change distributors.

     Given the three tier regulatory structure, the wine and spirits distribution industry varies greatly from distribution businesses serving other industries such as food, drugs, non-alcohol-based beverages and paper products. Margins in these other industries are often much lower, as suppliers can compete with or bypass distributors. Some distributors in other industries are also more sensitive to economic cycles relative to NWS and its competitors.

Competitive Strengths

     Market Leadership. NWS is the largest distributor of spirits in Indiana and Michigan and one of the largest in Illinois. NWS' market leadership reflects its strong relationships with both suppliers and customers and provides NWS with numerous advantages over smaller distributors, including significant economies of scale and increased purchasing power. NWS maintains and seeks to enhance its market leadership by providing high levels of service to its suppliers and customers and through its investments in technology and information systems.

     Strong Supplier Relationships NWS' success is due in part to its long-standing relationships with its major wine and spirits suppliers, many of which extend back more than 25 years. The strength of these relationships was recently demonstrated when each of NWS' three largest suppliers, Seagram, Fortune Brands and Diageo, selected NWS over numerous competitors to be its exclusive distributor of spirits in Michigan. In Indiana and Michigan, NWS is the exclusive distributor of seven out of the top ten brands of spirits sold in the United States, including Absolut, Jim Beam, Jose Cuervo, Popov, Seagram's
Gin, Seagram's 7 Crown and Smirnoff. In Illinois, NWS is the exclusive distributor of four out of the top ten U.S. brands. NWS also represents a significant share of each of its major suppliers' total United States business. In calendar 1999, NWS distributed approximately 17% of all cases of spirits sold in the United States by Seagram, and 11% of all cases of spirits sold by Fortune Brands.

     Stable Industry and Diversified Customer Base. Total wine and spirits industry revenues have grown steadily over the past 25 years, even during periods of economic decline. NWS offers products to over 36,000 retail locations and no single customer or chain represented more than 6.2% of NWS' 2000 total revenue. Moreover, the three-tier regulatory framework established by federal and state law generally prohibits vertical integration by suppliers and retailers and thereby enhances the stability of the wine and spirits distribution industry. NWS believes that the nature of the wine and spirits distribution industry and NWS' diverse customer base provide it with increased stability and predictability of cash flow relative to distributors in many other industries.

     Customer Service Focus. NWS' commitment to highly effective customer service has also been a major factor in its historical success. Management emphasizes on-time delivery, product availability, the ability to accept last-minute orders and special orders for low volume or unusual items, and reliability on a long-term basis. NWS provides numerous value-added services to its customers, including category management, customized advertising and point-of-sale materials, customized packaging and on-line electronic ordering. Management believes that highly effective customer service strengthens customer relationships, thereby improving product positioning and sell-through to the consumer.

     Advanced Infrastructure, Distribution Network and Information Systems. NWS maintains an extensive distribution network consisting of master warehouses, hyper-terminals and cross-docking facilities strategically located across Indiana, Illinois and Michigan and a fleet of approximately 350 delivery vehicles. This distribution system generates significant operating leverage by enabling NWS to deliver hundreds of suppliers' products from each master warehouse and optimize delivery routes by maximizing the density of customer locations served from each facility. NWS is investing more than $6 million over 18 months to expand existing Indianapolis facilities as well as upgrade and computerize material handling systems. NWS also utilizes supplier and customer ordering via electronic data interchange, internet interfaces and on-line reporting systems used by suppliers to track sales. In addition to enhancing supplier and customer relationships, the implementation of these systems has improved NWS' efficiency and enabled NWS to remain a low cost provider.

     Experienced Management Team. The seven individuals who comprise NWS' senior management team have an average of over 24 years of experience in the alcohol-based beverage industry and 12 years of experience with NWS. In addition, NWS' senior management team has successfully integrated eight acquisitions since 1992. Management's experience and expertise have enabled NWS to establish and maintain long-term relationships with both suppliers and customers and take advantage of consolidation and privatization opportunities.

Operating Strategy

     Continue to Maximize Operating Leverage. As the largest or one of the largest wine and spirits distributors in each of its markets, NWS continuously seeks to minimize its operating costs by leveraging its resources in the areas of warehousing, transportation, general and administrative functions and information systems to create economies of scale. The fixed nature of many of these costs enables NWS to generate a higher level of profitability on incremental increases in volume and price. In addition, NWS' facilities in Illinois and Michigan have additional capacity, which positions NWS to take advantage of future expansion opportunities in these markets with relatively low capital expenditures.

     Growth through Addition of New Brands Long-term relationships are critical to maintaining supplier and brand continuity with distributors. Although brand movements among distributors are relatively rare as the result of these relationships, consolidation of distributors or suppliers can affect existing relationships and present NWS with opportunities to add brands affected by the consolidation.

     Selectively Pursue Strategic Acquisitions and Joint Ventures. NWS plans to continue to strengthen its competitive position by selectively acquiring other distributors and entering into strategic joint ventures both in its current markets and in contiguous markets. These strategic opportunities may arise for several reasons, including:

     (1) suppliers sometimes encourage the consolidation of distributors in order to reduce costs and improve efficiency.

     (2) most distributors are family businesses, and acquisition opportunities can develop as owners approach retirement age without a definite succession plan; and

     (3) many distributors lack the resources and supplier support to meet the demands of large suppliers, including expanding outside of their brand lines or geographic markets.

     Management believes NWS' reputation with suppliers and customers, as well as its financial position, market share and established infrastructure, make NWS an attractive buyer of, or strategic partner for, other distributors.

     As an example of this strategy, in December, 1998, NWS formed a new Kentucky distributorship, Commonwealth Wine & Spirits, LLC, in partnership with two existing Kentucky-based distributors, The Vertner Smith Company and Kentucky Wine & Spirits. NWS invested $7.5 million ($4.5 million in cash and a $3.0 million cash franchise fee), in exchange for 25% of the new company. Vertner and Kentucky W&S equally own the remaining 75%.

     Continue to Invest in Logistics Technology and Information Systems. The wine and spirits distribution industry is a relatively mature industry, which is not extensively automated. Many of NWS' competitors continue to rely primarily on manual processes and limited technology. NWS plans to expand on its recent investments in sales and logistics technology and sales and marketing information systems to further reduce costs and improve service to its customers and suppliers.

     Capitalize on Further Privatizations. NWS' established reputation and relationships with its major suppliers has made it the leading spirits distributor in Michigan, the first control state to privatize aspects of its wholesale spirits distribution business. NWS believes that other control states may choose to privatize all or part of their wholesale distribution business, which may allow NWS to expand its geographic markets without acquiring or merging with existing distributors. Should any such privatization opportunities arise, particularly in the central United States, NWS plans to selectively pursue such opportunities by leveraging its experience in Michigan, its strong relationships with suppliers and its distribution expertise.

Suppliers and Products

     NWS represents many of the largest suppliers of wine and spirits in the United States, and offers hundreds of brands and more than 12,000 individual products. The breakdown of sales among wine, spirits and other products distributed by NWS in 1998, 1999, and 2000 is as follows:


                              Wine (in thousands)             Spirits (in thousands)              Other (in thousands)
                              -------------------             ----------------------              --------------------
                           1998      1999      2000        1998        1999        2000       1998        1999         2000

Product sales .......... $125,861  $143,339  $149,160    $342,594    $355,807    $377,437    $36,686    $36,375    $  78,390
Distribution fees ......       --        --        --    $ 16,270      17,832      20,770         --         --           --
Percentage of total
  Company revenue ......    24.1%     25.9%     23.8%       68.8%       67.5%       63.6%       7.1%       6.6%        12.6%

     In Michigan, spirits distributors have exclusive relationships with suppliers by law, and receive distribution fees from suppliers as set by the state, rather than purchasing from the suppliers for resale to customers. This arrangement has the effect of understating the importance of spirits in NWS' overall product mix. For purposes of illustrating the scale of NWS' operations in Michigan, the total wholesale prices of products delivered by NWS for Michigan in 1998, 1999, and 2000 was $280.5 million, $305.2 million, and $365.1 million, respectively, based on the fixed wholesale prices of the spirits delivered by NWS.

     NWS' products include the following brands, among many others:

Product Type                                     Brand Names
 Vodka:                              Absolut                  Popov
                                     Vox                      Smirnoff
                                     Grey Goose               Stolichnaya
                                     Gordons                  Belvedere

 Bourbon and Blended Whiskey:        Crown Royal              Seven Crown
                                     Jim Beam                 Wild Turkey
                                     Seagram's V.O.           Windsor Canadian
                                                              Knob Creek

 Scotch and Single Malt Whiskey:     Chivas Regal             Glenlivet
                                     Grant's                  Isle of Jura
                                     Balvenie                 J&B Rare
                                     Bowmore                  Springbank
                                     Glenfiddich


 Gin:                                Boodles                  Gilbey's
                                     Seagram's                Gordons

 Rum:                                Captain Morgan           Myers
                                     Malibu                   Ronrico

 Tequila:                            Herradura                Patron
                                     Jose Cuervo              Margaritaville

 Cognacs/Brandy:                     Hine                     Martell
                                     Remy Martin

 Specialty Spirits:                  Chambord                 DeKuyper Cordials
                                     Bailey's Irish Cream     Jagermeister
                                     Campari                  TGI Friday's
                                     Hiram Walker Cordials    Kahlua

 Wine:                               Almaden                  Inglenook
                                     Banfi                    Perrier Jouet
                                     Beringer                 Sebastiani
                                     Caymus                   Stags Leap
                                     Chateau Lafite           Sterling
                                     Rothschild               Veuve Clicquot
                                     Gundlach Bundschu        Kendall Jackson

 Specialty Beer:                     Goose Island             Rogue Ales
                                     Grolsch                  Sierra Nevada
                                     Petes Wicked Ale

 Non-Alcohol:                        Cameron Springs          Perrier
                                     Evian                    Stewart's
                                     Sobe                     Nantucket Nectars


     NWS has entered into written distribution agreements with several of its principal suppliers which generally may be extended on an annual basis but are terminable upon 30 days or 60 days written notice to NWS. In addition, NWS has informal arrangements with many of its suppliers whereby NWS distributes the suppliers' products pursuant to purchase orders without written distribution agreements. Although the written agreements provide NWS with the non-exclusive right to distribute the suppliers' products in a particular state, in practice the suppliers have generally selected a distributor to be the exclusive distributor of specified products in each state. In each of Indiana, Illinois and Michigan, NWS is presently acting as the exclusive distributor with respect to virtually all of the products it distributes in that state.

     The following chart summarizes information about the leading spirits suppliers in the United States, their rank in Indiana, Illinois and Michigan, the length of NWS' relationship with those suppliers and their impact on 2000 case sales.


                                                    Length of
                               State Rank            Company       Percentage of
    Supplier                 (calendar 1998)       Relationship     Company 2000
(by U.S. Rank)(1)           IN     IL     MI      (in years)(2)      Cases (3)       Representative Brands
-----------------           --     --     --      -------------      ---------       ---------------------

1. Diageo (4).............   3      *     1             26             11.4%        Smirnoff and Jose Cuervo
2. Seagram................   2      2     3             26             23.1         Absolut and Crown Royal
3. Fortune Brands.........   1      6     2             24             11.7         Jim Beam
-----------

(1)  Based on calendar 1999 industry sales information.

(2)  All of the  relationships  expressed in this column represent the duration of NWS' relationship with the suppliers or their predecessors in the Indiana market.

(3)  Represents Wine and Spirits cases only.

(4)  Diageo  represents  that  portion  of  Diageo  PLC  formed  by  merger  between  United  Distillers  and
     International  Distillers & Vintners.  NWS does not  represent  Diageo's  interest in the  Schieffelin &
     Somerset joint venture which remains a separate organization.

* Not represented by NWS in the referenced state.


     Top United States wine brands and wineries represented by NWS include Beringer, Canandaigua, Inglenook, Sebastiani, and Kendall Jackson. NWS currently does not distribute wine in Michigan. Major wine producers served by NWS in Indiana and Illinois include:


                                                                       Length of
                                                                         Company

                              U.S.     State Representation     Relationship
     Supplier/Winery        Rank(1)      IN          IL(2)      (in years)(3)      Representative Brands
     ---------------        -------      --          -----      -------------      ---------------------

Canandaigua Brands......       2          X           X               26         Inglenook and Paul Masson
Sebastiani Vineyards....       5          X           X               16         Sebastiani and Vendange
Sutter Home Winery......       4          X                            6         Sutter Home
Banfi Vintners..........       7          X           X               26         Riunite and Concha y Toro
Beringer Wine Estates...       8          X                           25         Beringer and Meridian
Kendall Jackson.........      11          X           X                1         Kendall Jackson and Cambria
Seagram.................      12          X           X               26         Sterling and Mumm
-----------


(1)  Source: 1998 Wine Market Impact Databank Review and Forecast.

(2)  NWS does not represent the entire brand portfolio in Illinois.

(3)  All of the  relationships  expressed in this column represent the duration of NWS' relationship with the suppliers or their predecessors in the Indiana market.


Related Operations

     In addition to its core alcohol-based beverage distribution operations, NWS has conducted related beverage operations through a division, Cameron Springs Water Company, and through NWS' U.S. Beverage operations. Cameron Springs, a bottled water supplier in Indiana, was sold to Perrier Group for approximately $10.5 million in cash, which was in excess of net book value as of June 2000. U.S. Beverage commenced operations as a division of NWS in March, 1997 to market and sell imported, specialty and microbrewed beers and specialty malt products nationally. The brand distribution contracts related to the U.S. Beverage operations are held by an entity, which is 50% owned by NWS-Illinois. In select markets, NWS sells and distributes premium cigars primarily as a complement to NWS' distribution of fine wines and spirits.

     In 1998, U.S. Beverage entered into a multiyear agreement with Bass, PLC granting U.S. Beverage the exclusive U.S. distribution rights for Hooper's Hooch flavored malt beverage. The Hooper's Hooch business and its growth have provided U.S. Beverage with the critical mass to support its nationwide sales and marketing force. In April, 2000, U.S. Beverage entered into an agreement with the Goose Island Brewing Company by which U.S. Beverage will become the exclusive sales and marketing firm for the Goose Island brand throughout the United States. This arrangement facilitates the expansion of U.S. Beverage's sales force in the Central U.S. and will increase revenues by $10 million annually.

Customers

     Most states, including Indiana, Illinois and Michigan, require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Suppliers in these states may not legally sell directly to retail customers. NWS' customers fall into two broad categories depending on where the alcohol-based beverage ultimately will be consumed: on-premise and off-premise. Off-premise customers include package liquor stores, grocery stores, drug stores and mass merchandisers. On-premise customers include hotels, restaurants and bars, and similar establishments. NWS currently serves over 36,000 retail locations in Indiana, Illinois and Michigan. No single customer represented more than 6.2% of NWS' 2000 net sales. As is customary in the industry, NWS' products are generally purchased under standard purchase orders and not under long-term supply contracts. As a result, backlog is not meaningful in the wholesale distribution industry.

     The following table summarizes NWS' customer base:


                                    Percentage of

      Type of Customer            Company 2000 Revenue       Representative Customers
      ----------------            --------------------       ------------------------

Off-Premise

    Package Stores                       44.3%            Gold Standard and Cap'n Cork
    Grocery stores, drug stores
        and mass merchandisers           30.0%            Kroger, Dominicks, Marsh, American
                                                          Stores (Osco), Walgreens, CVS, Sam's
                                                          Club, Meijer
    Other                                 0.4%            7-Eleven, White Hen, Village Pantry
                                         -----
         Percent of total                74.7%
                                         =====

On-Premise

    Restaurants and Bars                 23.5%            Charlie Trotter's, Hard RockCafe,
                                                          House of Blues, Mortons,
                                                          Lettuce Entertain U,
                                                          Levy, Ruth's Chris
    Hotels                                1.3%            Four Seasons, Hyatt, Hilton,
    Other                                 0.5%            Crooked Stick Golf Course, the United
                                         -----            Center, American Legion

         Percent of total                25.3%
                                         =====

     Management believes that the number and diversity of NWS' customers and the nature of NWS' business strengthens NWS' liquidity. The prompt payment of NWS' invoices is governed by law in all states in which NWS operates. Indiana has a 15-day credit law beyond which retail customers are restricted from buying alcohol-based beverages from any distributor in the market. Illinois has a similar 30-day credit law. Typically, NWS' bad debt expenses are incurred less than 30 days after shipment since the credit laws prohibit extension of terms. Average bad debt expense for the past five years has been less than 0.10% of revenue.

Marketing and Sales

     Supplier and Customer Services. NWS' marketing and sales programs add value for suppliers and customers beyond storage and distribution. Through its approximately 600-person marketing and sales force, NWS acts as the field marketing and merchandising arm of its suppliers by maintaining regular contact with NWS' off-premise and on-premise customers. NWS customizes national marketing programs developed by its suppliers for specific retail locations in seeking to derive maximum benefit for the supplier and customer at each specific retail location. NWS provides its customers with a wide variety of services, including conducting promotional events, building product displays, designing shelf sets, cross-marketing between off-premise and on-premise locations, and, in Michigan, accounts receivable collection. Management believes that NWS is a market leader in developing and implementing marketing programs to improve alcohol-based beverage sales for both suppliers and customers.

     Marketing and Sales Teams. NWS divides its marketing and sales forces by product brands and geographic region. Field sales representatives provide the primary source of contact with the customer's retail locations. Brand managers, who concentrate on a small number of suppliers and brands, are responsible for product pricing, promotion and all other marketing and sales activity related to their brands. NWS recently formed a National Accounts Division, which is responsible for customers with a national profile. Sales and marketing personnel are compensated under various compensation plans, which typically combine base pay with a productivity bonus. Members of senior management also are very active in maintaining supplier and customer relationships with incentive compensation based on subsidiary, division or company-wide performance.

     Sales and Marketing Information Systems. NWS' management information systems are very important to NWS' sales and marketing efforts. Through its proprietary information systems, NWS seeks to offer improved levels of service to suppliers and customers through prompt and accurate product deliveries, demographic information regarding the purchase and sale of alcohol-based beverages and other important sales and consumption information. Retail locations can utilize this information to make decisions regarding product placement in the wine and spirits sections of their stores, while suppliers can utilize this information to quickly analyze sell-through by product in a particular customer location.

Warehousing and Distribution

     NWS utilizes a series of four master warehouses, three hyper-terminals and five cross-docking facilities strategically located throughout Indiana, Illinois and Michigan to store and ship its products pending sale to customers. NWS uses common carriers to transport products from suppliers to its master warehouses. Master warehouses located in Chicago, Indianapolis and Detroit serve as the primary storage facilities for NWS' inventory. A smaller master warehouse is located in Champaign, Illinois. Upon receipt of the product at one of the master warehouses, the products are inspected and stored on pallets or in racks. Temperature-sensitive products, such as fine wines, are stored in temperature-controlled areas of the warehouses. Hyper-terminals located in Peoria, Illinois, South Bend, Indiana and Grand Rapids, Michigan stock only high volume products and provide an extension of the master warehouses. NWS strives to optimize inventory levels, taking into account minimum out-of-stock percentages, projected sales, including seasonal demands, periodic supplier shipments to meet supplier sales requirements and working capital requirements.

     NWS' customers ordinarily receive either next day or second-day delivery. In general, orders are collected during the day for batch routing and order "picking" at night. The Chicago and Detroit master warehouses each use an automated material handling system, including scanners, automated conveyors, dispensers and sorters. Products from the master warehouses are then shuttled nightly to either a hyper-terminal or a cross-docking facility where the orders are consolidated and loaded onto delivery trucks. Cross-docking facilities located in Belleville, Illinois, Evansville, Indiana, and Traverse City, Saginaw and Escanaba, Michigan further extend the service areas of the master warehouses. Orders for delivery out of the various cross-docking facilities are picked in the master warehouses, shipped in during the night, and then transferred onto local delivery trucks for final delivery. NWS owns or leases a total fleet of approximately 350 delivery trucks, consisting of 280 delivery trucks, 18 tractors, 33 trailers, 31 vans and 5 pick-up trucks. To maximize prompt and efficient product delivery, NWS' fleet is allocated among NWS' master warehouses, hyper-terminals and cross-docking facilities located throughout Indiana, Illinois and Michigan.

     As a result of a number of factors including state laws and regulations, NWS maintains independent distribution networks in Indiana, Illinois and Michigan. The Indiana distribution network operates with the Indianapolis master warehouse feeding the South Bend hyper-terminal and the Evansville cross-docking facility. The Michigan distribution network operates with the Detroit master
warehouse  feeding  the  Grand  Rapids   hyper-terminal  and  the  cross-docking
facilities located in Escanaba, Saginaw and Traverse City. The Illinois distribution network is separated into the metropolitan Chicago area, and all other service areas. The Chicago area is serviced out of the Chicago master warehouse, while the downstate areas are serviced by the smaller Champaign master warehouse, the Peoria hyper-terminal and the Belleville cross-docking facility.

Management Information Systems

     NWS employs customized management information systems to more efficiently utilize its material handling and distribution system. NWS' information systems help streamline its distribution network from receipt of order through final delivery by calculating and implementing efficient product selection, optimizing delivery routes to meet specific delivery times, and allocating the proper types and volume of products on specific delivery trucks. These information systems, when used in connection with NWS' material handling systems, have allowed NWS to more efficiently manage its inventory and minimize its handling costs per case primarily by reducing labor costs.

     NWS' commitment to technology has also advanced its sales and marketing initiatives. NWS' sales force is equipped with laptop computers, which expedites order entry and provides instant feedback to customers regarding order activity. NWS provides its customers and suppliers with the ability to directly enter and track orders via electronic data interchange. In addition, NWS' proprietary information systems provide its sales and marketing personnel, customers and suppliers with access to a database of information regarding the purchase and sale of alcohol-based beverages in specific geographic markets. NWS' suppliers have immediate access to information regarding product and demographic trends within specific geographic markets and NWS' customers have access to information regarding popular products or other trends from similarly situated retail locations. Management believes that its management information systems enhance its operating performance and improve its relationships with customers and suppliers.

Competition

     The wine and spirits wholesale distribution business is highly competitive. The principal competitive factors include service, breadth and availability of product brands offered and, to a lesser extent, price. Distributors compete for new suppliers or brands based on reputation, market share, access to customers and ability to satisfy supplier demands. Given its size, supplier relationships, distribution networks and low operating costs, NWS is well positioned to compete in Indiana, Illinois and Michigan. NWS' primary competition in Illinois includes Romano Brothers and Judge & Dolph. Romano Brothers has recently joined with Glazer's Wholesale Distributing of Dallas, Texas to enter the Indiana market by acquiring a controlling interest in Olinger Distributing, the second largest Indiana distributor and the only meaningful Indiana competitor. None of the ten largest United States distributors competes with NWS in Michigan.

     There are significant barriers to entry into the wholesale wine and spirits distribution business. These barriers include established supplier-distributor relationships, specialized distribution equipment such as material handling systems and delivery vehicles, important industry knowledge regarding pricing, inventory management, and distribution logistics. Historically, it is extremely rare for organizations not already engaged as wine and spirits distributors to enter other markets. New distributors typically enter existing markets through acquisition.

Environmental Matters

     NWS currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, NWS may be responsible for remediation of environmental conditions relating to the presence of hazardous substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the property owner's ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although NWS is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to NWS have not occurred. Except for blending and bottling of a few of its own brands, NWS does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations.

Employees

     As of March 31, 2000, NWS had approximately 1,550 employees. Approximately 142 employees in Michigan and 403 employees in Illinois are represented by labor unions. In Illinois, NWS has relationships with three unions:

     (1)  Teamsters Union Local 744, expiring March 2, 2002;

     (2)  Liquor and Allied Workers Union Local 3, annual agreements; and

     (3)  Teamsters,  Chauffeurs &  Helpers Union Local 50,  expiring August 31,
          2001.

In Michigan, NWS has relationships with three unions:

     (1)  Teamsters Union Local 337, expiring March 2, 2001;

     (2)  Teamsters Union Local 299, expiring March 2, 2001; and

     (3)  Teamsters Union Local 486, expiring March 2, 2001.

Employees of NWS in Indiana are not represented by any labor unions.

     NWS has not experienced any work stoppages in more than 16 years as a result of labor disputes and considers its employee relations to be good.

Regulatory Considerations

     The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms, as well as by state and local regulatory agencies. Suppliers, distributors and customers must be properly licensed in order to sell alcohol-based beverages.

     In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. The three tiers are identified as follows:

     (1) tier one is comprised of suppliers which produce alcohol-based beverages and/or importers of alcohol-based beverages;

     (2)  tier two is comprised of distributors, such as NWS; and

     (3)  tier three is comprised of retail licensees.

     Under this system, suppliers sell to distributors, distributors sell to retailers, and retailers sell to consumers. Suppliers may not sell to retailers or consumers and distributors may not sell directly to consumers. Most states prohibit suppliers or distributors from having an interest in retail licensees. NWS directly and through its affiliates holds federal basic permits and state permits/licenses as a distributor and importer. Also, NWS-Illinois holds out-of-state shipper permits that allow it to ship products from one state to a licensed distributor in any one of the other states.

     NWS is required to have each of its officers, directors and principal stockholders who owns 5% or more of the issued and outstanding stock qualified by federal and state governmental agencies to have an interest in a licensed company. NWS' officers, directors and principal stockholders have been, or are in the process of being, deemed to be qualified parties by ATF and state regulatory agencies.

     Suppliers and retail licensees selling directly to consumers are more heavily regulated than distributors by governmental authorities. Distributors like NWS face scrutiny in a number of important areas, including initial licensing or permitting and sales and marketing activities with or on behalf of retail customers. The distributors may not give or transfer anything of value to their customers in exchange for business or other consideration. The definition of "value" differs from state to state. NWS participates in significant promotional activities for suppliers and customers. Suppliers also are increasingly asking distributors to be responsible for activities and related costs formerly undertaken by suppliers as suppliers pursue ways to reduce their operating costs. These increased demands will likely challenge distributors, including NWS, which desire to meet the wishes of their suppliers and customers. As a result, NWS regularly provides training and education programming for its sales and marketing personnel.

     NWS believes that it is in compliance with applicable regulations in all material respects. Consistent with industry practice, the sales and marketing activities permitted by distributors for the benefit of tier one suppliers are generally regulated by state licensing authorities, many of which regularly advise distributor representatives of activities that would not be the subject of enforcement action for failure to comply with all regulations they administer. NWS relies on such enforcement guidance, which is subject to change at the discretion of the regulatory authorities, in determining the scope of its permitted sales and marketing activities.

     As part of its regulatory compliance program, NWS is in frequent contact with regulatory agencies so that NWS can:

     (1)  be kept current on regulatory developments affecting NWS;

     (2) obtain answers from the agencies to questions from company personnel regarding compliance issues; and

     (3)  encourage   enforcement  of  applicable  laws  and  regulations  on  a consistent basis throughout its markets.

     NWS believes that prompt and consistent enforcement by the regulatory agencies is important and benefits NWS.

Reorganization of the Company

     Historically, NWS' operations in Indiana, Michigan and Illinois have been conducted through wholly owned subsidiaries for Indiana, NWS-Indiana, and Michigan, NWS-Michigan, and through an affiliate for Illinois, NWS-Illinois. Prior to the reorganization, James E. LaCrosse, or a trust for the benefit of his family, and Norma M. Johnston owned substantially all of the voting and non-voting shares of common stock of NWS-Indiana and, together with Martin H. Bart, owned substantially all of the voting and non-voting shares of common stock of NWS-Illinois.

     In December, 1998, a reorganization took place which created a new holding company, NWS, into which all of the shares of capital stock in NWS-Indiana and NWS-Illinois owned by Mr. LaCrosse, or a trust for the benefit of his family, or Mrs. Johnston were contributed in exchange for shares of NWS. NWS-Indiana subsequently distributed all of its shares in NWS-Michigan to NWS. Finally,
NWS-LLC was created as a new limited liability company subsidiary of NWS-Illinois into which substantially all of NWS' Illinois operations were transferred. Currently, NWS-LLC is owned 75% by NWS-Illinois and 25% by Mr. Bart. Allocations of profits and losses are different, currently 96% for NWS-Illinois and 4% for Mr. Bart. The profit and loss allocations would be subject to change in the future depending on the relative capital accounts of the members, which in turn would affect the amount of Mr. Bart's minority interest reflected in NWS' financial statements. NWS is substantially wholly owned by Mr. LaCrosse, or a trust for the benefit of his family, and Mrs. Johnston.

     The primary purpose of the reorganization was to establish a holding company structure for NWS-Indiana and all of its significant affiliated companies. The reorganization was accounted for as a combination of entities under common control, similar to a pooling-of-interest. As such, the NWS financial statements have been presented to reflect this accounting treatment.

Item 2.    Properties

     NWS' distribution facilities consist of four master warehouses, three hyper-terminals and five cross-docking facilities. NWS' corporate headquarters are located in Indianapolis, Indiana.

     The master warehouses, located in Indianapolis, Chicago, Detroit and Champaign, serve as the primary storage facilities and regional offices for NWS. The Chicago warehouse contains approximately 650,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Indianapolis warehouse contains approximately 265,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Indianapolis warehouse is currently being expanded to 325,000 square feet of warehousing space and expected to be completed in fall, 2000. In calendar 1997, NWS completed its new Detroit warehouse consisting of approximately 237,000 square feet of warehousing space, including a material handling system and eight shipping docks. The Champaign warehouse contains 50,000 square feet of warehousing space and is designed to hold more high volume products for delivery to customers in central and southern Illinois.

     In September, 1999, NWS purchased a strategically located office building for future expansion. The building, which is approximately 20,000 square feet, was purchased for $1.55 million and is currently being leased entirely to eSkye.com, Inc. under a three-year agreement.

     The following chart lists NWS' warehouses and delivery, production and office facilities:


                                                 Total
                                    Owned/      Square

                  Location          Leased       Feet       Principal Function
                  --------          ------       ----       ------------------

Indiana         Indianapolis         Owned      265,000   Master Warehouse/Office
                 South Bend          Owned       76,800   Hyper-Terminal/Office
                 Evansville          Owned        5,800   Cross-Docking Facility
                 Evansville          Owned        2,400   Office
                 Ft. Wayne           Leased       5,500   Office
                Merrillville         Leased       2,600   Office
                Indianapolis         Owned        3,500   Office (Cameron Springs)
                Indianapolis         Owned       15,000   Production Plant (Cameron Springs)
                Indianapolis         Owned       20,000   Leased Office Property

Illinois          Chicago            Owned      650,000   Master Warehouse/Office
                 Champaign           Leased      50,000   Master Warehouse/Office
                   Peoria            Leased      35,000   Hyper-Terminal/Office
                 Belleville          Leased      16,000   Cross-Docking Facility/Office
                  Rockford           Leased       5,000   Office
                Springfield          Leased       1,000   Office

Michigan     Detroit (Brownstown)    Leased     237,000   Master Warehouse/Office
                Grand Rapids         Leased     100,000   Hyper-Terminal/Office
                  Escanaba           Leased       7,500   Cross-Docking Facility/Office
                  Saginaw            Leased       1,000   Cross-Docking Facility
               Traverse City         Leased       5,000   Cross-Docking Facility

     NWS' lease agreements for the Detroit master warehouse and the Grand Rapids hyper-terminal each have a ten-year term, expiring April 20, 2007 and January 31, 2007, respectively, and provide NWS with an option to purchase. The Merrillville lease expires in August, 2000, which will be replaced with a 7,900 square foot leased office facility in Crown Point, Indiana.

Item 3.    Legal Proceedings

     The Company has been named as a co-defendant in a lawsuit against a supplier, which seeks damages of $20,000,000. This suit was filed by the supplier's former distributor. The Company believes that the suit is without merit. The Company is also a party to various other lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

     The Company settled a lawsuit in April 1999 brought by several drivers of NWS-LLC for $475,000. The settlement released the Company from all claims, including legal fees.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established trading market for the common stock of NWS.

Item 6. Selected Consolidated Financial Data

     You should read the following summary historical financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

     Distribution fees include our per case distribution fee for cases of spirits delivered in and on behalf of the State of Michigan. We do not take title to or finance any inventory in Michigan. Please also note that we have elected "S" corporation status under the Internal Revenue Code and consequently, we do not incur liability for federal and state income taxes.

     The following will also assist in the review of the following financial information:

     o For purposes of calculating earnings to fixed charges, earnings consist of net income plus fixed charges. Fixed charges consist of interest expense, amortization of debt expense and discount or premium relating to indebtedness and the portion of rental expense on operating leases which we estimate to be representative of the interest factor attributable to rental expense.


                                                   Years Ended March 31,
                              -----------------------------------------------------------------
                                 1996          1997           1998          1999         2000
                                   (Dollars and cases in thousands, except per case amount)

Statement of Income Data:
   Net product sales          $ 443,257     $ 488,071     $ 505,141     $ 535,521     $ 604,987
   Distribution fees                 --         2,729        16,270        17,832        20,770
                              ---------     ---------     ---------     ---------     ---------
   Total revenue                443,257       490,800       521,411       553,353       625,757
   Cost of products sold        364,792       402,072       411,734       436,734       488,444
                              ---------     ---------     ---------     ---------     ---------
   Gross profit                  78,465        88,728       109,677       116,619       137,313
   Selling, general and
      administrative expenses    68,925        80,299        99,118       104,634       119,751
                              ---------     ---------     ---------     ---------     ---------
   Income from operations         9,540         8,429        10,559        11,985        17,562
   Interest expense              (7,935)       (8,486)       (9,672)      (11,037)      (13,274)
   Gain on sale of assets           172            41         4,139           188           173
   Other income                   1,247         1,619         2,085           341         1,394
                              ---------     ---------     ---------     ---------     ---------
   Income before

      extraordinary item          3,024         1,603         7,111         1,477         5,855
   Extraordinary item                --            --            --           318            --
                              ---------     ---------     ---------     ---------     ---------
   Net income                 $   3,024     $   1,603     $   7,111     $   1,159     $   5,855
                              =========     =========     =========     =========     =========
Other Financial Data:
   EBITDA (1)                 $  14,442     $  14,186     $  17,674     $  20,359     $  26,467
   EBITDA margin                    3.3%          2.9%          3.4%          3.7%          4.2%
   Cash  provided (used)
      by operating               (6,727)        6,939         9,783         6,013        17,103
      activities
   Cash used by

      investing                  (5,077)       (9,937)       (9,908)      (20,846)       (8,170)
      activities
   Cash provided (used)
      by financing activities    11,789         4,918        (1,900)       15,371        (7,282)
   Depreciation and

      amortization                4,902         5,757         7,115         8,374         8,905
   Capital expenditures(2)        3,609        10,447        13,952         7,858         6,672
   Ratio of earnings to
      fixed Charges                 1.4x          1.2x          1.6x          1.1x          1.4x
   Adjusted EBITDA(1)            14,987        15,641        18,244        20,905        27,406
Operating Statistics:
   Product Sales Operations
   Cases shipped (spirits         6,109         6,099         6,343         6,182         6,394
      and wine)
   Gross profit margin             17.7%         17.6%         18.5%         18.4%         19.3%
   Fee Operations
   Cases shipped                     --           396         2,545         2,731         2,786
      (spirits)
   Distribution fee per case         --     $    6.50     $    6.50     $    6.50     $    6.50


                                                    Years Ended March 31,
                              -----------------------------------------------------------------
                                 1996          1997           1998          1999         2000
                                                         (In thousands)
Balance Sheet Data:
   Cash...................    $  1,475      $  3,395      $  1,370      $  1,908      $  3,559
   Total assets...........     143,316       160,366       169,102       180,376       191,140
   Total debt.............      86,908        99,545       102,434       117,222       112,471
   Stockholders' equity...      14,209        10,470        14,582        17,774        21,126

                  NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

     (1) EBITDA is defined as income from operations plus depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus non-cash LIFO charges, as follows:


                                          Years Ended March 31,
                         -------------------------------------------------------
                            1996       1997       1998       1999       2000
                                             (In thousands)
EBITDA.................   $ 14,442   $ 14,186   $ 17,674   $ 20,359   $ 26,467
LIFO charge............        545      1,455        570        546        939
                          ---------  ---------  ---------  ---------  ---------
   Adjusted EBITDA.....   $ 14,987   $ 15,641   $ 18,244   $ 20,905   $ 27,406
                          =========  =========  =========  =========  =========

     EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. Adjusted EBITDA is presented because we believe it may assist in evaluating our ability to service our indebtedness, including the exchange notes. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles. The EBITDA and Adjusted EBITDA information reflected above may not be comparable to similarly titled measures used by other companies.

     (2) The breakdown of our capital expenditures by significant project is set forth below:


                                          Years Ended March 31,
                         -------------------------------------------------------
                           1996       1997         1998       1999       2000
                                              (In thousands)
Business expansion...     $  786     $ 5,855     $10,758     $4,856     $3,112
Information systems..      1,553       2,446       1,781      1,281        970
Maintenance..........      1,270       2,146       1,413      1,721      2,590
                          -------    --------   ---------   --------    -------
                          $3,609     $10,447     $13,952     $7,858     $6,672
                          =======    ========   =========   ========    =======

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with "Selected Consolidated Financial Data" and NWS' historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Unless otherwise indicated, all references to years are to NWS' fiscal year ended March 31.

Disclosure Regarding Forward-Looking Statements

This Form 10-K, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business"
sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Notes are forward-looking statements. Although the Company believes that the expectations will prove to have been correct. All forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

Overview

     NWS is one of the largest distributors of wine and spirits in the United States. Substantially all of NWS' current operations are in Illinois, Indiana and Michigan. NWS' reported revenues include net product sales in Indiana and Illinois, the U.S. Beverage sales operation, and distribution fees in Michigan. In Indiana and Illinois, NWS' net product sales are comprised of sales to retail customers of wine and spirits products and, to a much lesser extent, beer, water and other related products. NWS purchases these products from suppliers and resells them to customers at more than 24,000 retail locations in Indiana and Illinois through NWS' approximately 600 person sales organization. U.S. Beverage purchases products from brewers and resells them through distributors across the United States. In Michigan, which privatized aspects of its wholesale distribution of spirits in 1996, NWS serves as an "authorized distribution agent" for the state and collects a flat $6.50 per case delivery fee set by the state and paid by suppliers for each case of spirits delivered to approximately 12,000 locations throughout Michigan. NWS does not take title to or finance any inventory in Michigan and operates with a relatively small sales force.

     The Company experienced increases in both product and distribution fee revenue for the year ended March 31, 2000, over the prior fiscal year. This increase in revenue resulted from increased case sales along with a greater average case sale price. Price increases in the product markets, along with a shift by consumers to premium products were responsible for the revenue gains. Distribution fee revenue and case volume increased for the year ended March 31, 2000, over the comparable fiscal year due to the acquisition of new suppliers. The distribution fee product mix has shifted to a higher percentage of bottle business i.e. less than a full case sale, thus increasing labor and operational cost. In FY 2000, NWS obtained additional brands in Illinois, Indiana, and Michigan. NWS became the exclusive distributor for Kendall Jackson Winery in Indiana and parts of Illinois (the Chicago-land area and most of downstate), adding approximately $22.0 million in revenue on 200,000 cases. In Michigan, the brands of Allied Domecq were added (July), generating $1.6 million in revenue on more than 250,000 cases. Through the sale of the Black Velvet, Christian Brothers (both in May), and Arrow brands (February) by Diageo, NWS lost approximately 350,000 cases in Michigan and 29,000 in Indiana (costing approximately $5.1 million in annual revenue). Robert Mondavi Winery and Ketel One left the Indiana operation (in June and July, respectively) taking with it approximately 60,000 cases and $4.8 million in annual sales.

Results of Operations

     The following table includes information regarding total cases shipped by NWS in 1998, 1999 and 2000:


                                                           Years ended March 31,
                                                1998      1999                 2000
                                             ---------- --------------------  ----------------
                                                                   Percent             Percent
                                              Cases       Cases     Change     Cases    Change
                                                        (Cases in thousands)
Wine (product sales operations)               2,981       2,928     (1.8)%     3,044      4.0
Spirits (product sales operations)            3,362       3,254     (3.2)      3,350      3.0
                                             ------      ------     -----     ------     ----
Spirits (distribution fee operations)         2,545       2,731      7.3       2,786      2.0
      Total wine and spirits                  8,888       8,913      0.3       9,180      3.0
Other*                                        1,971       2,764     40.2       4,274     54.6
                                             ------      ------     -----     ------     ----
       Total                                 10,859      11,677      7.5%     13,454     15.2
                                             ======      ======     =====     ======     ====


*U.S. Beverage's results are included in the other category for the current year and prior years.

Quarterly Results of Operations; Seasonality

     NWS' revenues are influenced by a number of factors, particularly the Christmas holiday season, which tend to result in seasonally high levels of volume and profitability in NWS' fiscal third quarter with seasonal losses in NWS' fiscal fourth quarter.

     The following table presents unaudited quarterly financial information for each of the eight quarters in the period ended March 31, 2000. In the opinion of NWS' management, this information has been prepared on the same basis as the consolidated historical financial statements appearing elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial results set forth herein. Results of operations for any quarter are not necessarily indicative of the results of any future period.


                                                          Years ended March 31,
                             ---------------------------------------------------------------------------------
                                              1999                                      2000
                             --------------------------------------     --------------------------------------
                                Q1        Q2        Q3        Q4            Q1      Q2         Q3      Q4

Revenues                     $35,899  $122,005  $179,473  $115,976     $170,059  $130,397  $193,509  $131,792
Operating income (loss)        3,908       503     7,760      (186)       6,718     2,580     8,453      (189)
EBITDA(1)                      5,912     2,544     9,789     2,114        8,840     4,831    10,677     2,119
Operating working capital     76,963    78,491    91,381    77,436       89,522    87,128   104,355    78,184
  (end of period)(2)


(1) See Note 1 to "Selected Consolidated Financial and Other Data" for a definition of EBITDA and other information regarding EBITDA.

(2) Operating working capital is defined as the sum of accounts receivable and inventory less accounts payable.


Fiscal 2000 Compared with Fiscal 1999

     Revenue The Company reported product sales for the year ended March 31, 2000 of $605.0 million, an increase of $69.5 million, or 13.0% over the prior year period. This increase primarily resulted from the continued shift by consumers to more premium brands, price increases during the year in the Indiana and Illinois markets, and strong increases in the U.S. Beverage sales of Hooper's Hooch. U.S. Beverage had product sales of $28.8 million as compared to $9.2 million over the prior year period. Distribution fees for the year ended March 31, 2000 increased $2.9 million, or 16.5%, to $20.8 million from the prior year period.

     Gross Profit. Gross profit on total revenue increased 17.7% to $137.3 million, from $116.6 million in the prior year period. Gross profit percentage on product sales for the year ended March 31, 2000, was 19.3% as compared to 18.4% for the prior year period. Increase sales of premium brands along with margins on Hooper's Hooch were primarily responsible for the percentage increase. Gross profit on product sales increased by $17.8 million from the prior year period.

     Operating Expenses. Operating expenses for the year ended March 31, 2000 increased to $119.8 million, or 14.4% over the comparable year. The expansion of our U.S. Beverage operation along with the creation of a sales department for our fee market contributed to this increase in expenses. Employee costs and outside professional expenses were increased due to the expansion of our business units and to meet the increased public reporting requirements. Total operating expenses were 19.1% for total revenue for March 31, 2000, as compared to 18.9% for the prior annual period.

     Selling expenses increased $4.6 million, or 12.0% for the year ended March 31, 2000,over the prior annual period. U.S. Beverage's selling expenses increased $1.9 million as required brand promotion support for the Hooper's Hooch brand increased. The increased expenses were primarily brand promotion, point of sale material, and greater brand advertising costs. U.S. Beverage's case sales for the year ended March 31, 2000 increased 385.2% over the prior annual period. The creation of a sales department for the brokerage operation in our fee market resulted in an increase of $1.5 million for March 31, 2000, from the comparable annual period. These brokerage expenses were primarily employee salaries with additional expenditures in brand advertising and promotion. The remaining increase of $1.2 million of selling expense over the prior annual period resulted from additional promotional and advertising costs. The introduction of new brands and the increased cost of existing brand promotion, were primarily responsible for these larger product market selling expenses.

     Warehouse and delivery expenses increased 7.7% or $2.7 million in the year ended March 31, 2000 over the comparable annual period. The volume increase that was experienced in our Illinois market prior to the tax increase on July 1, 1999, was primarily responsible for the product market increase of $1.8 million over the comparable annual period. The fee market increase of $0.9 million over the prior year period was the result of acquiring product lines that had increased splits, or less than full case orders, which drove up labor costs. Total warehouse and delivery expense was 6.1% of total revenue for the year ended March 31, 2000, as compared to 6.4% the prior annual period.

     Total administrative costs increased $7.8 million or 25.1% for the year ended March 31, 2000, over the comparable annual period. The Company has developed and expanded the corporate services area in the year ended March 31, 2000, which has increased corporate wages and related employee costs. Professional fees have increased due to the additional reporting and compliance requirements associated with the senior note issuance. These administrative expenses have also included first time costs associated with non-employee directors. Expansion in our U.S. Beverage operation has required additional administrative support, primarily employees and their associated benefit costs. Administrative expense, as a percentage of total revenue was 6.2% for the year ended March 31, 2000, as compared to 5.6% for the comparable annual period.

     Income from Operations Total operating income increased $5.6 million, or 46.5% for the year ended March 31, 2000, over the comparable annual period. Product markets operating income were up $6.7 million for the current year as compared to the prior annual period. Revenue gains and an increased gross profit percentage more than offset the increases in operating expenses for the product markets. Operating income for the fee market decreased $1.1 million for the current year as compared to the prior year. The increased cost of the sales department along with increased labor costs in the operational area outpaced the increase in fee revenue.

     Interest Expense Interest expense increased $2.2 million for the year ended March 31, 2000 over the prior annual period. The Company had the senior notes outstanding for approximately two months for the year ended March 31, 1999, whereas they were outstanding for the entire year that ended March 31, 2000. Prior to the issuance of the senior notes the marginal rate was 8.25%, while the senior notes carry a 10.125% fixed rate. The Company's revolving credit facility's rate is related to the prime lending rate. The revolver's rate was 9.5% at March 31, 2000, and 8.25% at March 31, 1999.

     Other Income Other income increased by $1.0 million to $1.6 million for the year ended March 31, 2000, from the prior annual period. The Company settled a lawsuit brought by several drivers in our Illinois market for $0.5 million in the year ended March 31, 1999. The Company also wrote off intangible assets, non-compete and organizational costs in the amount of $0.3 million for the year ended March 31, 1999. These expenses in the year ended March 31, 1999, that were one time costs, along with an increase in rental income of $0.1 million for the year ended March 31, 2000, were primarily responsible for the increase in other income.

     Minority Investment in Kentucky Distributor The Company's share of income from Commonwealth Wine & Spirits, L.L.C. remained constant at $0.1 million for the year ended March 31, 2000 as cash compared to the prior annual period. Distributions received from Commonwealth were $0.5 million and $0.2 million for the years ending March 31, 2000 and March 31, 1999, respectively.

     Net Income Net income was $5.9 million for the year ended March 31, 2000, which was an increase of $4.7 million over the comparable annual period.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2000 increased $6.1 million, or 30.0% to $26.5 million as compared to the prior annual period.

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

     At March 31, 2000, the Company had incurred less than $75,000 in costs directly associated with the remediation of its systems. Management does not believe that future Year 2000 assessment and remediation costs will be material, and intends to fund any such costs from its existing resources. These costs do not include the cost of upgrading or replacing systems for other business reasons.

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

Fiscal 1999 Compared with Fiscal 1998

     Revenue. NWS reported total sales in 1999 of $553.4 million compared to $521.4 million for 1998, a gain of $31.9 million or 6.1%.

     Product sales in the year ended March 31, 1999 were $535.5 million, an increase of $30.4 million, or 6.0%, over the comparable prior year period. This increase resulted primarily from the continued shift by consumers to more premium brands, a strong increase at U.S. Beverage with the addition of six months of sales of Hooper's Hooch beverage, and the addition Sebastiani Wines in the Chicago market for the entire year, which more than offset a slight decline in total wine and spirits cases sold. Contributing to the decline in the sale of spirits cases was the additional customer purchases of spirits cases in the fourth quarter of fiscal 1998 in advance of an announced price increase on certain key brands. This increased case sales in fiscal 1998 and decreased case sales in the year ended March 31, 1999. In addition, U.S. Beverage contributed $9.2 million of revenue; all of which was incremental compared to the prior year.

     Distribution fees increased to $17.8 million for fiscal 1999 compared to $16.3 million for 1998, a 9.6% increase due to increased volume of existing brands and the addition of new suppliers throughout the year. Our addition of new supplier brands in Michigan, McCormick and Austin-Nichols, did not occur until the middle of the second quarter of 1999 and the addition of Laird did not occur until the end of the fourth quarter. Therefore, the additional volume is only partially reflected in our 1999 results. The loss of the J&B brand in Michigan, which was due to supplier realignment, did not occur until November, but management does not expect it to have a material impact on our distribution fee operations. The loss of other brands due to Diageo's divestitures did not occur until after the fiscal year end.

     Gross Profit. Gross profit on NWS' total revenue increased to $116.6 million in the year ended March 31, 1999 from $109.7 million in the comparable prior year period. This represented a 6.3% increase, due to relatively flat gross margins on our increased product sales from 18.5% to 18.4% and the additional volume in Michigan with no corresponding cost of products sold. Additionally, the U.S. Beverage business contributed slightly with margins of 19.5% for the year ended March 31, 1999. As a result of this improvement and since gross profit in Michigan is 100% of fee revenues; our overall gross profit margin grew from 21.0% for the year ended March 31, 1998 to 21.1% for fiscal 1999. Cost of products sold included a non-cash LIFO charge of $0.5 million in 1999 compared with $0.6 million for the comparable prior year period.

     Operating Expenses. Overall, selling, general and administrative expenses increase $5.5 million to $104.6 million for 1999 from $99.1 million for the prior year. As a percent of total revenue, selling, general, and administrative expenses decreased from 19.0% for 1998 to 18.9% for 1999.

     Selling expenses for product markets increased $5.2 million, or from 6.4% to 7.0% of total revenues, for 1999 primarily as a result of increased manpower to support the Illinois and Indiana product markets, including additional sales staff in Illinois to support the newly acquired Sebastiani brand line. Additionally, U.S. Beverage contributed $3.9 million to overall selling, warehouse and delivery expenses in the prior year. Finally, in order to acquire additional lines in Michigan, we created a sales team for the first time in that market. This increased selling expenses by $0.4 million for the year. While small, selling expenses are expected to grow as we continue to increase our sales force in Michigan. The recent acquisition of R.M. Gilligan is expected to accelerate the growth of the Michigan-based sales force.

     Total administrative expenses increased by $1.8 million to 5.6% of NWS' total revenue during 1999. The increase in administrative expenses was primarily a result of the installation of new computer systems in Indiana and general employee benefit cost increases.

     Start-up expenses decreased 100%, or $3.3 million for 1999 as U.S. Beverage moved out of its start-up phase and incurred ongoing operating expenses and NWS-Michigan completed its start-up in fiscal 1998.

     Income from Operations. Operating income increased 13.5% or $1.4 million for 1999 over 1998. As a percent of total revenue, income from operations improved from 2.0% for 1998 to 2.2% for 1999. The increased revenues for the year and improved gross margins more than offset the increase in selling, general and administrative expenses.

     Interest Expense Interest expense increased 14.1% to $11.0 million during the year ended March 31, 1999. The increase was attributable to slightly higher interest rates on our $110.0 million in senior notes sold in January, 1999, when compared to the bank debt the senior notes replaced, additional borrowings to finance the capital expenditures needed for our Michigan operations, an upgrade to the Chicago material handling system and our recent Kentucky investment.

     Other Income. Other income decreased by $5.7 for 1999 compared to the prior year primarily due to a $4.1 million gain on the sale of certain licensed brands, trademarks, and tradenames in Illinois in 1998. Excluding the one-time gain, other income was down $1.6 million. This was the result of other income of $0.6 million from a gain on Heaven Hill bulk inventories and $0.5 million in interest income during 1998. Additionally, results for 1999 include the $0.5 million expense to resolve the Illinois driver lawsuit and $0.5 million in reorganization costs.

     Minority Investment in Kentucky Distributor. NWS' share of partnership income in Commonwealth Wine & Spirits, LLC was approximately $0.1 million for the year. The six-month period ended March 31, 1999 was Commonwealth's first two quarters of operation.

     Extraordinary Item. NWS recorded a loss on extinguishment of debt of $0.3 million as a result of the $110 million senior note offering.

     Net Income. For the year ended March 31, 1999, NWS reported $1.2 million in net income compared to $7.1 million for 1998. Without the one-time gain in 1998, net income was down 61.0% or $1.8 million for 1999.

Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund accounts receivable and inventories in Indiana and Illinois and to fund capital expenditures and acquisitions. NWS has historically satisfied its cash requirements principally through cash flow from operations, trade terms and bank borrowings.

     As indicated above, NWS' business is highly seasonal. NWS' operating working capital fluctuates with seasonal trends as illustrated in the quarterly table above. As a result, NWS' working capital requirements and borrowings under its credit facility have fluctuated over the course of each year. In fiscal 2000, NWS' minimum and maximum amount of borrowings under the current $60.0 million credit facility, at any one time was $1.0 million in March, 2000, and $35.8 million in December, 1999. At March 31, 2000, NWS' outstanding borrowings under its credit facility were $1.0 million.

     Net cash provided by operating activities for the annual period ended March 31, 2000, was $17.1 million as compared to $6.0 million for the prior annual period. Increases in cash provided were from greater accounts payable, net income, accrued expenses, and lower prepaid expenses and other receivables. Decreases in cash from operating activities were the result of increased inventories and increased accounts receivable. As part of our seasonality, NWS typically receives replenishment of inventory in March, which is also the largest revenue month in our fourth quarter. As a result, accounts receivable and inventories increase with corresponding increases in accounts payable, which funds the increased assets. Net cash used for investing activities for the year ended March 31, 2000 was $8.2 million as compared to $20.8 million the prior annual period. Investments that were made in fiscal 1999 were primarily responsible for this decrease in cash used. The Company had invested $7.5 million in fiscal 1999 for an equity investment in Commonwealth Wine & Spirits, L.L.C. The Company invested $1.6 million in the year ended March 31, 2000, for the stock of R.M. Gilligan, Inc. The Company had increase proceeds from the sale of property and equipment in the current year primarily from the sale of a building in our Illinois market. Investments in intangible assets were $3.9 million lower in the current year due to the $5.9 million investment in fiscal 1999 that were primarily the costs of issuing the senior notes in January, 1999.

     Net cash used by financing activities was $7.3 million for the year ended March 31, 2000, as compared to cash provided of $15.4 million for the prior annual period. Upon the issuance of the senior notes in January, 1999, the Company repaid its outstanding bank and other debt and amounts outstanding under its revolving credit facility. The net result of this refinancing and other debt repayments during the year ended March 31, 1999, was net cash provided of $19.5 million. Net repayments for the year ended March 31, 2000, were $4.8 million, which was a use of cash, resulting in a difference from the prior year of $24.3 million. The Company had distributions to stockholders during the year that were for tax liabilities and used to repay shareholder receivables. The $2.4 million increase in cash from the change in notes receivable from stockholders consisted of repayments for $3.5 million and net advances of $1.1 million.

     Total assets increased to $191.1 million at March 31, 2000, a $10.8 million increase from the prior year. This increase was primarily the result of increased accounts receivable of $7.9 million and inventories of $3.2 million. March, 2000, was a strong revenue month as compared to March, 1999, with a corresponding increase in purchases of inventory. Property and equipment declined by $2.6 million due to decreased capital expenditures and the sale of a building in our Illinois market. Intangibles increased $1.9 million primarily consisting of goodwill, which resulted from the R.M. Gilligan, Inc. acquisition. In October, 1999, the Company invested $500,000 in convertible preferred stock of eSkye.com, Inc. The Company invested an additional $2,012,500 in convertible preferred stock in May 2000.

     Current liabilities increased $12.4 million from the prior year. Accounts payable increased $10.4 million due to the increased purchases of inventory in March, 2000, as compared to March, 1999. Accrued excise taxes increased $1.1 million from the prior year, and was also directly related to the increased purchase of inventory. Total debt decreased to $112.5 million, at March 31, 2000, as compared to $117.2 million the prior year. Increased cash flow contributed to a decrease in the revolving credit facility of $3.7 million.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 8.    Financial Statements and Supplementary Data


                         Report of Independent Auditors

The Board of Directors and Stockholders
National Wine & Spirits, Inc.

We have audited the accompanying consolidated balance sheets of National Wine & Spirits, Inc. as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Wine & Spirits, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

Indianapolis, Indiana
May 19, 2000


                                  National Wine & Spirits, Inc.

                                   Consolidated Balance Sheets

                                                                            March 31
                                                                      2000            1999
                                                                 ------------------------------
Assets
Current assets:

    Cash                                                         $   3,559,000    $   1,908,000
    Accounts receivable, less allowance
      for doubtful accounts of $1,412,000
      ($1,298,000 in 1999)                                          44,952,000       37,042,000
    Inventory                                                       71,167,000       67,961,000
    Prepaid expenses and other                                       3,571,000        4,776,000
                                                                 -------------    -------------
Total current assets                                               123,249,000      111,687,000

Property and equipment, net                                         46,735,000       49,307,000

Other assets:
    Notes receivable                                                 1,142,000        1,486,000
    Cash surrender value of life insurance, net of loans             2,270,000        1,849,000
    Investment in Kentucky distributor                               7,072,000        7,438,000
    Investment in eSkye.com, Inc.                                      500,000               --
    Intangible assets, net of amortization                           9,988,000        8,080,000
    Deferred pension costs                                                  --          387,000
    Deposits and other                                                 184,000          142,000
                                                                 -------------    -------------
Total other assets                                                  21,156,000       19,382,000
                                                                 -------------    -------------
Total assets                                                     $ 191,140,000    $ 180,376,000
                                                                 =============    =============

Liabilities and stockholders' equity Current liabilities:

    Accounts payable                                             $  37,935,000    $  27,567,000
    Accrued payroll and payroll taxes                                6,757,000        5,912,000
    Excise taxes payable                                             5,200,000        4,055,000
    Other accrued expenses and taxes                                 7,651,000        7,459,000
    Current maturities of long-term debt                               900,000        1,050,000
                                                                 -------------    -------------
Total current liabilities                                           58,443,000       46,043,000

Deferred pension liability                                                  --          387,000
Long-term debt                                                     111,571,000      116,172,000
                                                                 -------------    -------------
Total liabilities                                                  170,014,000      162,602,000

Stockholders' equity:
    Voting common stock, $.01 par value                                  1,000            1,000
    Nonvoting common stock, $.01 par value                              53,000           53,000
    Additional paid-in capital                                      25,009,000       25,009,000
    Accumulated deficit                                               (825,000)      (1,883,000)
                                                                 -------------    -------------
                                                                    24,238,000       23,180,000
    Notes receivable from stockholders                              (3,112,000)      (5,406,000)
                                                                 -------------    -------------
Total stockholders' equity                                          21,126,000       17,774,000
                                                                 -------------    -------------
Total liabilities and stockholders' equity                       $ 191,140,000    $ 180,376,000
                                                                 =============    =============

See accompanying notes.


                                    National Wine & Spirits, Inc.

                                  Consolidated Statements of Income

                                                                Years Ended March 31
                                                      2000              1999              1998
                                                 -------------------------------------------------

Net product sales                                $ 604,987,000     $ 535,521,000     $ 505,141,000
Distribution fees                                   20,770,000        17,832,000        16,270,000
                                                 -------------     -------------     -------------
Total revenue                                      625,757,000       553,353,000       521,411,000
Cost of products sold                              488,444,000       436,734,000       411,734,000
                                                 -------------     -------------     -------------
Gross profit                                       137,313,000       116,619,000       109,677,000

Selling, general and administrative expenses:

    Warehouse and delivery                          38,401,000        35,655,000        34,196,000
    Selling                                         42,434,000        37,872,000        32,328,000
    Administrative                                  38,916,000        31,107,000        29,274,000
    Start-up costs                                          --                --         3,320,000
                                                 -------------     -------------     -------------
                                                   119,751,000       104,634,000        99,118,000
                                                 -------------     -------------     -------------

Income from operations                              17,562,000        11,985,000        10,559,000

Interest expense:
    Related parties                                   (425,000)         (461,000)         (507,000)
    Third parties                                  (12,849,000)      (10,576,000)       (9,165,000)
                                                 -------------     -------------     -------------
                                                   (13,274,000)      (11,037,000)       (9,672,000)
Other income (expense):
    Gain on sale of assets                             173,000           188,000         4,139,000
    Interest income                                    892,000           977,000         1,246,000
    Rental and other income (expense)                  371,000         (756,000)           839,000
    Equity in earnings of Kentucky

    distributor                                        131,000           120,000                --
                                                 -------------     -------------     -------------

Total other income

                                                     1,567,000           529,000         6,224,000
                                                 -------------     -------------     -------------
Income before extraordinary item
                                                     5,855,000         1,477,000         7,111,000
Extraordinary item:
    Loss on extinguishment of debt                          --          (318,000)               --
                                                 -------------     -------------     -------------

Net income                                       $   5,855,000     $   1,159,000     $   7,111,000
                                                 =============     =============     =============


See accompanying notes.


                                             National Wine & Spirits, Inc.

                                    Consolidated Statements of Stockholders' Equity


                                                                            Accumulated       Notes
                            $.01 Par Value       Additional                    Other       Receivable        Total
                             Common Stock         Paid-in     Accumulated  Comprehensive      from       Stockholders'
                          Voting   Nonvoting      Capital       Deficit    Income (Loss)  Stockholders      Equity
                         ---------------------------------------------------------------------------------------------

Balance at

March 31, 1997           $ 1,000   $ 53,000     $23,202,000   $(2,357,000)  $ (438,000)   $(9,991,000)    $10,470,000

  Comprehensive
  income:

      Net income              --         --              --     7,111,000           --             --       7,111,000
      Decrease in
      unrecognized

      net pension             --         --              --            --      438,000             --         438,000
      loss
  Total

  comprehensive               --         --              --            --           --             --       7,549,000
  income

  Increase in notes
  receivable from

  stockholders                --         --              --            --           --       (612,000)       (612,000)
  Distributions to
  stockholders                --         --              --    (2,825,000)          --             --      (2,825,000)
                         ---------------------------------------------------------------------------------------------

Balance at

March 31, 1998             1,000     53,000      23,202,000     1,929,000           --     10,603,000)     14,582,000

     Net income               --         --              --     1,159,000           --             --       1,159,000
     Decrease in notes
     receivable from
     stockholders             --         --              --            --           --      5,197,000       5,197,000
     Distributions to
     stockholders             --         --              --    (4,971,000)          --             --      (4,971,000)
     Conversion of
     notes payable to
     stockholders'            --         --       1,807,000            --           --             --       1,807,000
     equity
                         ---------------------------------------------------------------------------------------------

Balance at

March 31, 1999             1,000     53,000      25,009,000    (1,883,000)          --     (5,406,000)     17,774,000


     Net income               --         --              --     5,855,000           --             --       5,855,000
     Decrease in notes
     receivable from
     stockholders             --         --              --            --           --      2,294,000       2,294,000
     Distributions to
     stockholders             --         --              --    (4,797,000)          --             --      (4,797,000)
                         ---------------------------------------------------------------------------------------------

Balance at

March 31, 2000           $ 1,000   $ 53,000     $25,009,000   $  (825,000)      $   --    $(3,112,000)    $21,126,000
                         =============================================================================================


See accompanying notes.


                                   National Wine & Spirits, Inc.

                               Consolidated Statements of Cash Flows

                                                                Years Ended March 31
                                                        2000           1999              1998
                                                   ----------------------------------------------
Operating activities

Net income                                         $ 5,855,000     $ 1,159,000        $ 7,111,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation of property and equipment           7,270,000       6,967,000          5,872,000
    Gain on sale of assets                            (174,000)       (188,000)        (4,139,000)
    Amortization of intangible assets                1,635,000       1,407,000          1,243,000
    Equity in earnings of Kentucky distributor        (131,000)       (120,000)                --
    Loss on extinguishment of debt                          --         318,000                 --
    Changes in operating assets and liabilities:
      Accounts receivable                           (7,760,000)     (5,729,000)         3,427,000
      Inventories                                   (3,206,000)      8,773,000         (4,656,000)
      Prepaid expenses and other receivables         1,252,000         157,000           (810,000)
      Accounts payable                              10,329,000      (6,154,000)         2,482,000
      Accrued expenses and taxes                     2,033,000        (577,000)          (747,000)
                                                   -----------     -----------        -----------
Net cash provided by operating activities           17,103,000       6,013,000          9,783,000

Investing activities

Purchases of property and equipment                 (6,672,000)     (7,858,000)       (13,952,000)
Acquisition of R. M. Gilligan, Inc.,
net of cash received                                (1,630,000)             --                 --
Investment in Kentucky distributor                          --      (7,500,000)                --
Proceeds from sale of property and equipment         2,242,000         338,000            253,000
Proceeds from sale of assets                                --              --          3,000,000
Intangible assets                                   (1,996,000)     (5,869,000)          (730,000)
Deposits and other                                     (42,000)         28,000          1,766,000
Increase in cash surrender value of life
insurance                                             (413,000)       (453,000)          (492,000)
Investment in eSkye.com, Inc.                         (500,000)             --                 --
Distributions from Kentucky distributor                497,000         182,000                 --
Collections on notes receivable                        344,000         286,000            247,000
                                                   -----------     -----------        -----------
Net cash used by investing activities               (8,170,000)    (20,846,000)        (9,908,000)

Financing activities

Net repayments on lines of credit                   (3,700,000)    (62,010,000)        (3,078,000)
Proceeds from senior notes issuance                         --     110,000,000                 --
Proceeds from long-term debt                                --       7,500,000         11,257,000
Principal payments on long-term debt                (1,079,000)    (36,017,000)        (5,975,000)
Proceeds from borrowings from stockholder               97,000         241,000            685,000
Repayments on borrowings from stockholder             (205,000)             --                 --
Notes receivable from stockholders and others        2,402,000         628,000         (1,964,000)
Distributions to stockholders                       (4,797,000)     (4,971,000)        (2,825,000)
                                                   -----------     -----------        -----------
Net cash provided (used) by financing activities    (7,282,000)     15,371,000         (1,900,000)
                                                   -----------     -----------        -----------
Net increase (decrease) in cash                      1,651,000         538,000         (2,025,000)
Cash, beginning of year                              1,908,000       1,370,000          3,395,000
                                                   -----------     -----------        -----------
Cash, end of year                                  $ 3,559,000     $ 1,908,000        $ 1,370,000
                                                   ===========     ===========        ===========

See accompanying notes.

                          National Wine & Spirits, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

In December 1998, a reorganization took place, which created a new holding company, National Wine & Spirits, Inc. (NWS or the Company). All of the shares of capital stock in National Wine & Spirits Corporation (NWSC) and NWS, Inc.
(NWSI) were contributed in exchange for shares of NWS. In addition, NWSC subsequently distributed all of its shares in NWS Michigan, Inc. (NWSM) to NWS. Finally, a new limited liability company subsidiary of NWS-LLC was created into which substantially all of the Illinois operations were transferred (NWS-LLC).

The reorganization was accounted for as a combination of entities under common control, similar to a pooling-of-interests. As such, the financial statements have been presented to reflect this accounting treatment. The consolidated financial statements include the accounts of NWS, NWSC, NWS-LLC, and NWSM. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer and wine.

Based in Indianapolis, NWSC is a wholesale distributor of liquor and wines throughout Indiana. Based in Chicago, NWS-LLC is a wholesale distributor of liquor and wines throughout Illinois. NWSM is a wholesale distributor of liquor throughout Michigan. NWSC also operates a bottled water division and a division for distribution of cigars and accessories. NWS performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          National Wine & Spirits, Inc.

Fair Value of Financial Instruments

The Company's cash, accounts receivable, short-term notes receivable, accounts payable and certain other accrued liabilities are all short-term in nature and the carrying amounts approximate fair value. Long-term notes receivable and payable, except for the Company's senior notes payable, have primarily variable interest rates, thus their carrying amounts approximate fair value. The carrying value of the senior notes payable approximates fair value.

Inventory

Substantially all inventory is stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Bulk whiskey represents the Company's interest in certain whiskey inventory, which is being aged by the supplying distiller. This interest serves as collateral for related notes payable to the distiller. In accordance with industry practices, storage and handling costs incurred during the aging process are included as a component of the cost of bulk whiskey. Bulk whisky represented approximately $1,497,000 and $1,692,000 of the total inventory balance at March 31, 2000 and 1999, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $5,685,000, $3,224,000 and $2,087,000 in March 31, 2000, 1999 and 1998,
respectively.

Property and Equipment

Property and Equipment are recorded at cost and are depreciated using primarily the straight-line method over their expected useful lives as follows:

         Land improvements                  15-40 years
         Buildings and improvements         10-40 years
         Furniture and equipment              5-7 years
         Warehouse equipment                    7 years
         Automobiles and trucks                 5 years

                          National Wine & Spirits, Inc.

Intangible Assets

Intangible assets, including goodwill, represent the cost of certain assets obtained in the acquisition of various distributors, costs incurred in obtaining financing and amounts paid to acquire supplier distribution rights. These costs are being amortized by the straight-line method over the terms of the agreements or their estimated useful lives, which range from two to twenty years. Accumulated amortization related to these assets was $3,490,000 and $1,852,000 at March 31, 2000 and 1999, respectively.

Long-lived Assets

The carrying value of the long-lived assets is periodically reviewed by management. If this review indicates that the carrying value may be impaired then the impaired amount will be written off.

Income Taxes

There is no provision for federal or state income taxes reflected in the financial statements because the stockholders have consented to NWS' election to be taxed as an S corporation under the applicable provisions of the Internal Revenue Code. NWS' income is taxable directly to its stockholders.

Revenue Recognition

NWSC and NWS-LLC purchase inventory items for resale to customers and are liable for payment to the suppliers, as well as collecting payment from customers. NWSM receives a fixed fee per case of liquor distributed for the State of Michigan (distribution fees) which is also responsible for payments to suppliers. All Michigan shipments are cash on delivery and are deposited directly to the State of Michigan.

Net sales and distribution fees are recognized at the time product is shipped.

Start-up Costs

Start-up costs to commence operations and to reach normal capacity are expensed as incurred, in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities.

                          National Wine & Spirits, Inc.

Reclassifications

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

2. Purchase of R. M. Gilligan, Inc.

On April 30, 1999, NWSM purchased all of the stock of R. M. Gilligan, Inc. for $1,800,000. R. M. Gilligan, Inc. is a Michigan corporation that conducts liquor brokerage activities and receives revenue on a per case basis from NWSM's suppliers.

The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired, including $1,547,000 to goodwill recorded in intangible assets, based upon the fair market value at the date of acquisition.

     Assets acquired:
        Cash                                          $   170,000
        Other current assets                              187,000
        Property and equipment                             94,000
        Goodwill                                        1,547,000
        Other assets                                       18,000
                                                      -----------
                                                        2,016,000
     Liabilities assumed:
        Current liabilities                              (188,000)
        Debt and other long-term liabilities              (28,000)
                                                      -----------
     Purchase Price                                   $ 1,800,000
                                                      ===========

3. Investment In Kentucky Distributorship

In December 1998, NWSC formed a new distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company ("Vertner") and Kentucky Wine & Spirits ("Kentucky W&S"). Under the terms, NWSC invested $7.5 million ($4.5 million in cash and a $3 million cash franchise fee), in exchange for 25% of the new company. Vertner and Kentucky W&S equally own the remaining 75%. NWSC has accounted for its investment in Commonwealth Wine & Spirits, LLC using the equity method.

                          National Wine & Spirits, Inc.

The Company received distributions of $497,000 and $182,000 from Commonwealth Wine & Spirits, LLC in 2000 and 1999, respectively.

4. Inventory

Inventory at March 31 is comprised of the following:

                                              2000              1999
                                         -------------------------------

  Inventory at FIFO                      $ 79,652,000       $ 75,507,000
  Less: LIFO reserve                        8,485,000          7,546,000
                                         ------------       ------------
                                         $ 71,167,000       $ 67,961,000
                                         ============       ============

If the Company had used the first-in, first-out (FIFO) inventory method, net income would have been $939,000, $546,000 and $570,000 greater in 2000, 1999 and 1998, respectively.

5. Property and Equipment

Property and equipment at March 31 is comprised of the following:

                                              2000              1999
                                         -------------------------------

  Land and improvements                  $  1,532,000       $  1,421,000
  Buildings and improvements               26,505,000         27,709,000
  Furniture and equipment                  16,313,000         15,032,000
  Warehouse equipment                      29,250,000         27,298,000
  Automobiles and trucks                    7,401,000          8,311,000
  Construction in progress                    891,000                 --
                                         ------------       ------------
                                           81,892,000         79,771,000
  Less: Accumulated depreciation           35,157,000         30,464,000
                                         ------------       ------------
                                         $ 46,735,000       $ 49,307,000
                                         ============       ============

                          National Wine & Spirits, Inc.

6. Debt

Long-term debt at March 31 is comprised of the following:


                                              2000              1999
                                         -------------------------------

Senior notes payable (A)                 $110,000,000       $110,000,000
Bank revolving line of credit (B)           1,000,000          4,700,000
Term loan payable in annual
  installments of $500,000 in 2001
  and 2002, including interest              1,000,000          1,300,000
Non-competition agreement                     300,000            600,000
City of Indianapolis-First
  Mortgage Note, Series 1983-
  payable monthly, with interest
  computed at 80% of the bank's
  prime lending rate, through
  April 2003, secured by certain
  property in Indianapolis                    171,000            272,000
Subordinated promissory note payable
  to an employee, repaid November 1999             --            350,000
                                         ------------       ------------
                                          112,471,000        117,222,000
Less:  current maturities                     900,000          1,050,000
                                         ------------       ------------
                                         $111,571,000       $116,172,000
                                         ============       ============

(A) On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company's subsidiaries. The guarantors are all wholly owned and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several. Audited financial information of guarantor subsidiaries has been omitted because management has determined that they would not be material to users of the financial statements.

The  Company  used  the  net   proceeds  of  the  senior  notes   (approximately
$106,900,000) to repay its outstanding bank and other debt and amounts outstanding under its revolving credit facilities. The early extinguishment of the bank debt and revolving credit facilities resulted in an extraordinary charge of $318,000 in 1999.

The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restricts corporate activities.

                          National Wine & Spirits, Inc.

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

(B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60 million through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At March 31, 2000 and 1999, all borrowings bear interest at the prime lending rate plus 0.5% (9.50% at March 31, 2000). The Company also pays a commitment fee ranging from 0.25% to 0.5% of its undrawn portion of its line of credit.

Credit borrowings are secured by the accounts receivable and inventory of the Company and its subsidiaries and are guaranteed by NWS' subsidiaries. Additionally, NWS-LLC has a supplier letter of credit of which $300,000 was outstanding at March 31, 2000. In addition, the agreement restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restricts corporate activities.

Principal payments due on debt at March 31, 2000 are as follows:

           2001                          $    900,000
           2002                               571,000
           2003                                    --
           2004                             1,000,000
           2005                                    --
           Thereafter                     110,000,000
                                         ------------
                                         $112,471,000
                                         ============

The Company guarantees an obligation of a related entity, which has an outstanding balance of $1,000,000 at March 31, 2000.

Cash paid for interest was $13,116,000,  $9,780,000 and $9,643,000 in 2000, 1999
and 1998, respectively.

                          National Wine & Spirits, Inc.

7. Common Stock

The Company has two authorized classes of capital stock: voting $0.01 par value common shares and nonvoting $0.01 par value common shares. Both classes of stock have the same relative rights, performance limitations and restrictions, except that nonvoting shares are not entitled to vote on any matters submitted to a vote of the stockholders, except as provided by law.

Common stock at March 31, 2000 and 1999 is comprised of the following:

                                          Number of Shares
                   Authorized         Issued      Outstanding       Amount
                  ---------------------------------------------------------

Voting                200,000         104,520        104,520       $ 1,000
Nonvoting          20,000,000       5,226,001      5,226,001        53,000

8. Commitments

The Company leases office and warehouse space under noncancellable operating leases ranging from two to ten years, some of which include renewal and purchase options and escalation clauses, expiring on various dates through 2010. The Company also leases certain trucks and equipment pursuant to noncancellable operating leases with terms ranging from three to seven years. Future minimum rent payments as of March 31, 2000 are as follows:

           2001                          $  3,810,000
           2002                             3,694,000
           2003                             3,444,000
           2004                             3,399,000
           2005                             2,653,000
           Thereafter                       5,636,000
                                         ------------
                                         $ 22,636,000
                                         ============


Rent expense was  $4,171,000,  $3,738,000 and $3,732,000 in 2000, 1999 and 1998,
respectively.

During 2000, NWSC entered into construction agreements for the expansion of its warehouse facilities in Indianapolis. The commitment under the first phase of this expansion is $3,000,000. At March 31, 2000, $891,000 of these costs were capitalized.

                          National Wine & Spirits, Inc.

9. Pension Plans

The Company sponsors a defined benefit pension plan covering substantially all of its warehousemen and drivers. Under terms of the plan, the Company is liable for any unsatisfied liabilities of the other affiliated entities. The Company makes contributions to the plan based on amounts permitted by law. Total expenses under the plan were $272,000, $347,000 and $224,000 in 2000, 1999 and
1998, respectively.

The components of net periodic pension cost of the defined benefit plan are as follows for the years ended March 31:


                                                      2000       1999        1998
                                                 ------------------------------------

Service cost-benefits earned during the year     $  270,000   $  262,000  $  114,000
Interest on projected benefit obligation            248,000      224,000     196,000
Actual return on plan assets                       (417,000)    (464,000)   (624,000)
Amortization of unrecognized
  net transition asset                               20,000       20,000      19,000
Amortization of loss                                     --           --       8,000
Amortization of prior service cost                   35,000       35,000      19,000
Difference between expected and
    actual return on plan assets                    150,000      247,000     471,000
                                                 ----------   ----------  ----------
Net periodic pension cost                        $  306,000   $  324,000  $  203,000
                                                 ==========   ==========  ==========

The change in the projected benefit obligation, plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets at March 31, 2000 and 1999 for the defined benefit pension plan are as follows:


                                                      2000       1999
                                                 -----------------------

Change in projected benefit obligation:

   Benefit obligation at beginning of year       $3,751,000   $3,277,000
     Service cost                                   270,000      262,000
     Interest cost                                  248,000      224,000
     Actuarial changes                             (662,000)     156,000
     Benefits paid                                 (124,000)    (168,000)
                                                 ----------   ----------
   Benefit obligation at end of year             $3,483,000   $3,751,000
                                                 ==========   ==========

                          National Wine & Spirits, Inc.


                                                      2000       1999
                                                 -----------------------

Change in plan assets:

   Fair value of plan assets at
   beginning of year                             $ 3,179,000   $ 2,662,000
   Actual return on plan assets                      417,000       464,000
   Company contributions                             481,000       221,000
   Benefits paid                                    (124,000)     (168,000)
                                                  ----------    ----------
   Fair value of plan assets at end of year      $ 3,953,000   $ 3,179,000
                                                  ==========    ==========

Funded status of the plan (underfunded)          $   470,000   $  (572,000)
Unrecognized net actuarial gain                   (1,092,000)     (289,000)
Unrecognized prior service cost                      496,000       531,000
Unrecognized transition obligation                   126,000       146,000
                                                 -----------    ----------

Accrued benefit cost                             $        --   $  (184,000)
                                                 ===========   ===========

Weighted-average assumptions:
   Discount rate                                       6.75%         6.75%
   Expected return on plan assets                      8.0%          8.0%

Balance Sheet Classification:
   Current accrued liability                     $        --   $   184,000
   Noncurrent deferred additional liability               --       387,000
                                                 -----------   -----------
   Minimum liability                             $        --   $   571,000
                                                 ===========   ===========

   Deferred pension costs (intangible asset)     $        --   $   387,000
                                                 ===========   ===========

The Company also sponsors a defined contribution pension plan for substantially all employees not covered by the defined benefit plan. Contributions to the plan are made at the discretion of the Company and may not exceed 5% of a participant's compensation. The Company's pension expense for the defined contribution plan was $1,293,000, $1,044,000 and $942,000 in 2000, 1999 and
1998, respectively.

                          National Wine & Spirits, Inc.

NWS-LLC  contributes to  union-sponsored  multi-employer  pension  plans,  which provide for contributions based on a specified rate per labor hour. Union employees constitute approximately 57% of NWS-LLC's workforce and 58% of NWSM's workforce. The union contracts for NWSM expire in 2001. Contributions charged to expense were $668,000, $602,000 and $565,000 in 2000, 1999 and 1998, respectively. Information as to NWS-LLC's portion of accumulated plan benefits and plan net assets is not currently available. Under the Employee Retirement Income Security Act of 1974 as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. NWS-LLC has no intention of withdrawing from the plans.

10. Related Party Transactions

NWSC had notes receivable from its two stockholders totaling $7,571,000 and $9,975,000 at March 31, 2000 and 1999, respectively. The notes earn interest at the Company's effective borrowing rate on its revolving line of credit. Interest income earned was $809,000, $880,000 and $893,000 in 2000, 1999 and 1998,
respectively. Proceeds of the notes were used by the stockholders to purchase additional capital stock of NWSC and to make loans to NWS-LLC. The notes, which are due on demand, have been reflected as a reduction of stockholders' equity in the consolidated balance sheets as it is the Company's present intent to satisfy these receivables through future stockholder distributions.

Effective July 31, 1998, the Company and its stockholders executed new notes payable to stockholders to provide for a legal right of offset against the notes receivable from stockholders. Accordingly, as of March 31, 2000 and 1999, the notes payable to stockholders (principal plus accrued interest) have been offset against the notes receivable from stockholders, with the resulting net amount reflected as a reduction of stockholders' equity. The total of the subordinated notes payable was $4,459,000 and $4,569,000 at March 31, 2000 and 1999,
respectively. These notes bear interest at the effective borrowing rate on the Company's revolving line of credit. Interest expense on these notes was $425,000, $461,000, and $507,000 in 2000, 1999, and 1998, respectively.

The Company paid $170,000 in 2000, 1999, and 1998 for consulting fees to a minority stockholder of NWS-LLC.

                          National Wine & Spirits, Inc.

Effective June 25, 1997, NWS-LLC sold certain of its licensed brands, trademarks and tradenames for approximately $5,250,000. NWS-LLC recognized a gain of $4,071,000, which represents $5,250,000 less $1,179,000 in transaction costs, and the costs of assets related to the brands which were sold. The purchase price is receivable under a $2,250,000 seven-year promissory note, with the remaining balance received in cash at the sale date. At March 31, 2000 and 1999, the note receivable balance was $1,142,000 and $1,759,000, respectively.

A Director of the Company is the Chairman and Chief Executive Officer of eSkye.com, Inc. The Company received 1,500,000 shares of common stock in eSkye.com, Inc. upon inception, representing founders stock. The Company accounts for its investment in eSkye.com, Inc. using the equity method. In October, 1999, the Company invested $500,000 in convertible preferred stock of eSkye.com, Inc. The Company invested an additional $2,012,500 in convertible preferred stock in May 2000.

NWS leases facilities and certain office equipment to eSkye.com, Inc. under the terms of a three-year operating lease. NWS received rent from eSkye.com, Inc. of $151,000 in 2000. eSkye.com, Inc. reimbursed the Company for $384,000 of expenses paid on its behalf during 2000. The Company paid eSkye.com, Inc. $20,000 for consulting services in 2000.

The Company paid $1,000,000 in April 2000 on behalf of an affiliate to Goose Island, a distiller of specialty beer, for the national distribution rights on all Goose Island malt-based products.

                          National Wine & Spirits, Inc.

11. Segment Reporting

The Company's reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.


                                                    2000             1999            1998
                                               ---------------------------------------------

Revenues from external customers
  Product sales                               $ 604,987,000    $ 535,521,000   $ 505,141,000
  All other                                      20,770,000       17,832,000      16,270,000
Interest expense

  Product sales                                  11,698,000        9,778,000       8,480,000
  All other                                       1,576,000        1,259,000       1,192,000
Depreciation expense

  Product sales                                   5,205,000        5,020,000       4,750,000
  All other                                       2,065,000        1,947,000       1,122,000
Amortization expense

  Product sales                                   1,243,000        1,320,000       1,224,000
  All other                                         392,000           87,000          19,000
Equity in earnings of Kentucky distributor
  Product sales                                     131,000          120,000              --
Loss on extinguishment of debt
  Product sales                                          --          172,000              --
  All other                                              --          146,000              --
Segment profit (loss)
  Product sales                                   6,959,000          938,000       8,506,000
  All other                                      (1,104,000)         221,000      (1,395,000)
Segment assets

  Product sales                                 177,354,000      168,581,000     155,351,000
  All other                                      13,786,000       11,795,000      13,751,000
Expenditures on long-lived assets
  Product sales                                   5,869,000        7,798,000       5,190,000
  All other                                         803,000           60,000       8,762,000

                          National Wine & Spirits, Inc.

12. Concentration of Risk

Products purchased from four suppliers amounted to approximately 70%, 65% and 65% of all revenues in 2000, 1999 and 1998, respectively.

13. Litigation

The Company has been named as a co-defendant in a lawsuit against a supplier, which seeks damages of $20,000,000. This suit was filed by the supplier's former distributor. The Company is also a party to various other lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

The Company settled a lawsuit in April 1999 brought by several drivers of NWS-LLC for $475,000. The settlement released the Company from all claims, including legal fees.

14. Subsequent Event - Unaudited

On June 5, 2000, NWSC sold its bottled water division for $10,500,000 in cash.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    Part III

Item 10.   Directors & Executive Officers of the Registrant

Directors and Executive Officers

     The following table sets forth information concerning the directors and executive officers of NWS:

Name                   Age     Position
----                   ---     --------

James E. LaCrosse      67      Chairman, President, Chief Executive Officer,
                               Chief Financial Officer and Director
Martin H. Bart         67      Vice Chairman, Senior Vice President and Director
J. Smoke Wallin        33      Executive Vice President, Secretary and Director
Catherine LaCrosse     33      Corporate Vice President of Sales & Marketing
                               and Director

James Beck             56      President, NWS-Indiana and Director
Mitchell Stoltz        46      President, NWS-Illinois and Director
David Wilson           42      Corporate Executive Vice President, Sales
                               & Marketing

Norma M. Johnston      71      Director
Percy N. Stone         69      Director
William Cockrum        62      Director
Vaughn D. Bryson       61      Director


     James E. LaCrosse has served as Chairman, President, Chief Executive Officer and a Director of NWS since December, 1998. He assumed the responsibilities of Chief Financial Officer in May, 2000. Previously, Mr. LaCrosse served as Chairman and Director NWS-Indiana since its formation in 1973, and prior to 1973 was employed by various companies in a financial capacity. Mr. LaCrosse received an MBA from Harvard Business School in 1961 and a BA in economics from Wesleyan University in 1957.

     Martin H. Bart has served as Senior Vice President, Vice Chairman and a Director of NWS since December, 1998. Previously Mr. Bart served as Vice Chairman of NWSI from 1995 to 1998. Prior to joining NWS, Mr. Bart served in various positions with the Joseph E. Seagram & Son Company from 1956 to 1993, and retired as Executive Vice President of Sales and Marketing. Mr. Bart received a BA in economics New York University in 1955.

     J. Smoke Wallin has served as Executive Vice President, Secretary and a Director of NWS since December, 1998. He served as Chief Financial Officer from December 1998 until April 2000. Mr. Wallin joined NWS in 1988 and served as Executive Vice President, Corporate Group, from 1993 to 1998. He received an MBA in finance, marketing and operations from Vanderbilt University-Owen School of Management in 1993 and a BS in economics from Cornell University in 1989. Mr. Wallin is Mr. LaCrosse's son-in-law.

     Catherine LaCrosse has served as Director of NWS since December 1998 and Vice President, Sales & Marketing, of NWS since March, 2000. Ms. LaCrosse joined NWS in 1991 and has served in various sales and marketing positions in NWS-Indiana, NWS-Illinois and NWS-Michigan. Ms. LaCrosse received a BA in history from Indiana University in 1990. She is Mr. LaCrosse's daughter.

     James Beck has served as Director of NWS since December 1998 and President of NWS-Indiana since 1992. Mr. Beck joined NWS in 1972 and has served in various positions, including Executive Vice President of Sales for 14 years prior to being named President of NWS-Indiana. He has been a Director of NWS since December, 1998. Mr. Beck received a BS in education from Ball State University in 1968.

     Mitchell Stoltz has served as Director of NWS since December 1998 and President of NWS-Illinois since 1995. Prior to becoming President, he served as Executive Vice President of Sales and Marketing for NWS-Illinois. Before joining NWS in 1992, Mr. Stoltz served as Vice President and General Manager for Magnolia Marketing Company and as President for Admiral Wine Company. He has been a Director of NWS since December, 1998. Mr. Stoltz received an M.M. from Northwestern University Kellogg Graduate School of Management in 1985 and a BA in Business from Notre Dame University in 1976.

     Norma M. Johnston has been a Director of NWS-Indiana since 1976, and a Director of NWS since December, 1998. Mrs. Johnston served as Secretary of NWS from 1976 to 1998.

     Percy N. Stone has served as Director of NWS since July 1999. He retired as General Manager of New Business Development from Continental Can in 1984 after working in various capacities from 1957. Mr. Stone received an MBA from Harvard Business School in 1957 and a BA in chemistry and biology from Wesleyan University in 1952.

     William Cockrum has served as Director of NWS since July 1999. He has been an Adjunct Professor of Finance in the UCLA Anderson School of Business since 1984, teaching entrepreneurial finance, business ethics and investment management. Mr. Cockrum was recognized as top entrepreneurial professor in the nation by Business Week magazine in 1998. Prior to joining UCLA, he spent 25 years in investment banking, serving as a corporate officer at Becker Paribas, Inc. until it was acquired by Merrill Lynch in 1984. Mr. Cockrum received an MBA in finance and marketing from Harvard Business School in 1961 and a BA in economics from DePauw University in 1959.

     Vaughn D. Bryson has served as Director of NWS since July 1999. He serves on the boards of several public companies, particularly in the biotech industry. Mr. Bryson retired as Vice Chairman in 1996 from Vector Securities International (now Prudent Vector). Prior to that, he worked for Eli Lilly and Company from 1961 to 1993 serving as President and CEO from 1991 to 1993, Executive Vice President from 1986 to 1990, and Board Member from 1984 to 1993. Mr. Bryson is a graduate of the Stanford Sloan Program, Stanford Graduate School of Business in 1967 and received a BS in pharmacy from the University of North Carolina in 1960.

     David Wilson has served as Corporate Executive Vice President, Sales & Marketing, since March 2000. Mr. Wilson joined the NWS in 1996 and previously served as Executive Vice President of Spirits for NWS-Illinois. His previous experience includes 17 years with the Joseph E. Seagram Corporation in various management positions including Vice President, on-premise, North America and state general manager in Arizona-New Mexico, Indiana and Illinois. Mr. Wilson received an MBA from Bellarmine College in 1983 and a BBA in business and economics from the University of Kentucky in 1979.

Item 11. Executive Compensation

Compensation of Directors

     Only outside Directors of NWS receive compensation per year for serving as directors. Each outside director received $60,000 for the fiscal year ending March 31, 2000 for serving on the board.

Executive Compensation

     The following table sets forth the compensation paid by NWS to James E. LaCrosse, Chief Executive Officer, and to each of the four most highly compensated executive officers of NWS for 2000:


                                           Summary Compensation Table

                                                                      Annual Compensation
                                               ----------------------------------------------------------------
                                                                                Other Annual       All Other
Name and Principal Position                    Year      Salary       Bonus     Compensation    Compensation(1)
James E. LaCrosse                              2000     $438,711    $249,000     $ 2,210(3)      $ 220,585(2)
   Chairman, President,
     Chief Financial Officer, and CEO
James Beck                                     2000      159,035     255,000        1,017(3)           7,788
   President, NWS-Indiana
J. Smoke Wallin                                2000      278,231      19,000        2,775(3)          10,591
   Executive Vice President and Secretary
Mitchell Stoltz                                2000      202,884      60,000        6,693(4)           8,596
   President, NWS-Illinois
David Wilson                                   2000      219,923      50,000                           4,305
   Corporate Executive Vice President,
   Sales & Marketing



(1)  Includes employer 401(k) Plan contributions in the following  amounts:  Mr. LaCrosse,  $9,585;  Mr. Wallin,
     $7,973; Mr. Beck, $7,788; Mr. Stoltz, $8,596; and Mr. Wilson, $4,305. Also includes company paid portion of medical premiums in the following amounts: Mr. Wallin, $2,618.

(2)  Includes  $211,000 of life insurance  premiums paid by NWS on behalf of Mr.  LaCrosse and for the benefit of the  LaCrosse  family trust for estate  planning  purposes.  NWS expects the premiums  paid on behalf of Mr.
     LaCrosse  in the  future  will  remain at their  current  annual  rate.  Upon the death of Mr.  LaCrosse  or termination of the life insurance policies, NWS is entitled to repayment out of the proceeds of the policies of all  premiums  paid on behalf of Mr.  LaCrosse  for the benefit of the  LaCrosse  family  trust since the inception of the policy in 1994.

(3)  Represents personal use of a company supplied automobile.

(4)  Consists of $3,093  representing  personal use of a  company-supplied  automobile,  and $3,600  representing payments by NWS of country club dues.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     NWS has two authorized classes of capital stock, voting common stock and non-voting common stock. The following table sets forth the beneficial ownership of NWS' voting common stock:

     (1) By each person known by NWS to beneficially own 5% or more of NWS' voting common stock, and

     (2)  By all executive officers and directors of NWS as a group.

Except for Mr. LaCrosse and Mrs. Johnston, who have sole voting and investment power with respect to their voting common stock, no other executive officer or director owns any shares of NWS' voting common stock.


                                                             Number of
Name and Address                                              Shares    Percent
----------------                                              ------    -------

James E. LaCrosse
     700 West Morris Street
     Indianapolis, Indiana 46225..........................   86,520       83%

Norma M. Johnston
     700 West Morris Street
     Indianapolis, Indiana 46225..........................   18,000       17

All executive officers and directors as a group
     (11 persons).........................................  104,520      100


     The stockholders of NWS have entered into stockholder agreements with each other and NWS. Such agreements contain restrictions relating to transfers of stock and provide for rights to purchase and sell stock of each corporation, among other matters. In particular, the stockholder agreement with NWS governs the transferability of Mrs. Johnston's stock in NWS. The LaCrosse family is obligated to purchase Mrs. Johnston's stock at her death or during her lifetime should she decide to sell. NWS becomes obligated to purchase only if the LaCrosse family refuses or fails to purchase. The LaCrosse family and NWS also have the right to purchase Mrs. Johnston's stock at the death of Mr. LaCrosse. Any obligation of NWS to purchase the stock owned by Mrs. Johnston is subject to the terms of the indenture and the new credit facility. No right to purchase stock owned by Mr. LaCrosse or a trust for the benefit of his family exists in favor of Mrs. Johnston.

     The stockholders have also agreed not to take any action or effect any transfer that would cause NWS or any of its subsidiaries to fail to qualify as an S corporation or other pass-through entity for federal income tax purposes. In addition, the stockholders have entered into a tax indemnification agreement whereby they have agreed to indemnify NWS and its subsidiaries for any loss that may arise in the event NWS or any of its subsidiaries should fail to maintain its pass-through status.

     The LaCrosse family and NWS own life insurance policies on behalf of Mrs. Johnston in face amount of $4.0 million and $0.5 million, respectively.

Item 13.  Certain Relationships and Related Transactions

J. Smoke Wallin, a Director of the Company, is the Chairman and Chief Executive Officer of eSkye.com, Inc. The Company received 1,500,000 shares of common stock in eSkye.com, Inc. upon inception, representing founders stock. The Company accounts for its investment in eSkye.com, Inc. using the equity method. In October, 1999, the Company invested $500,000 in convertible preferred stock of eSkye.com, Inc. The Company invested an additional $2,012,500 in convertible preferred stock in May 2000.

NWS leases facilities and certain office equipment to eSkye.com, Inc. under the terms of a three-year operating lease. NWS received rent from eSkye.com, Inc. of $151,000 in 2000. eSkye.com, Inc. reimbursed the Company for $384,000 of expenses paid on its behalf during 2000. The Company paid eSkye.com, Inc. $20,000 for consulting services in 2000.

From time to time, NWS-Indiana has loaned money to its principal shareholders, James E. LaCrosse and Norma M. Johnston, the primary purpose of which was to provide the necessary funds to finance start-up expenses and working capital needs of NWS-Illinois, an affiliated company owned prior to the reorganization by Mr. LaCrosse, Mrs. Johnston and Martin H. Bart. As of March 31, 2000, total indebtedness of Mr. LaCrosse and Mrs. Johnston to NWS-Indiana was $7.6 million. The indebtedness, which is presently due upon demand, bears interest at the prime lending rate of the Company's principal lending institution (9.00% at March 31, 2000). The proceeds of the loans were provided by Mr. LaCrosse and Mrs. Johnston to NWS-Illinois in the form of loans or additional capital contributions. This indebtedness to Mr. LaCrosse and Mrs. Johnston, which matures in 2009, is subordinated to the senior notes and the credit facility, and bears interest at 9.00% (prime rate at March 31, 2000). At the closing of the senior notes and the credit facility, NWS-Indiana distributed approximately $1.8 million to Mr. LaCrosse and Mrs. Johnston. Additionally, the obligations of NWS-Illinois under the subordinated shareholder notes are expressly subject to timely payment by Mr. LaCrosse and Mrs. Johnston of their obligations under their notes to NWS-Indiana.

On July 27, 1998, Mr. LaCrosse transferred substantially all of his non-voting stock to a family trust for estate-planning purposes. As a part of this transfer and in addition to normal distributions for tax purposes, NWS distributed $3.5 million to the family trust and Mrs. Johnston in the annual period ended March 31, 2000. These distributions were made within the terms and conditions contained in the Company's indenture governing the senior notes (including the limitation on restricted payments) and the credit facility. The family trust remitted these funds to Mr. LaCrosse in repayment of indebtedness for the non-voting stock that was purchased on July 27, 1998. Mr. LaCrosse and Mrs. Johnston then remitted $3.5 million to NWS-Indiana to reduce their indebtedness described above.

NWS-Indiana and NWS-Illinois have operated as S corporations under the Internal Revenue Code of 1986 (Code), and their respective subsidiaries have all operated as qualified subchapter S subsidiaries under the Code or other similarly taxed pass-through entities (the "S Corp. Businesses"). NWS has elected to be treated as an S corporation under the Code and has elected or will elect for each of its subsidiaries to be treated as qualified subchapter S subsidiaries. The S Corp. Businesses have not been subject to tax on their respective net taxable incomes, and the shareholders of the S Corp. Businesses have been directly subject to tax on their respective proportionate shares of such net taxable income. NWS-Indiana and NWS-Illinois have historically made cash distributions to Mr. LaCrosse, Mrs. Johnston and Mr. Bart in amounts equal to or greater than their respective tax obligations related to the S Corp. Businesses. The aggregate amount of these distributions during 1998, 1999, and 2000 were $2.8 million, $5.0 million and $4.8 million, respectively. The terms of the senior notes and the credit facility does permit NWS to make distributions to shareholders with respect to their tax liabilities subject to certain conditions and limitations each of the fiscal years ending 1998, 1999 and 2000.

NWS-Illinois also paid a company owned by Mr. Bart $0.2 million during 1998 for certain consulting services provided by Mr. Bart to NWS-Illinois. During 1998, NWS-Indiana entered into a five-year non-compete agreement with James Beck, president of NWS-Indiana and a Director of NWS, under which Mr. Beck was paid $0.3 million by the Company. NWS-Indiana obtained certain inventory and other property related to the wholesale cigar distribution business previously operated by Mr. Beck.

The Company pays "split-dollar" insurance premiums on eight insurance policies on the life of Mr. LaCrosse. See Item 11-Executive Compensation. The Company is entitled to receive reimbursement for all premiums paid out of the proceeds of these policies upon Mr. LaCrosse's death.

NWS pays "split-dollar" insurance premiums on seven insurance policies with a fair value of $14.0 million on the lives of Mr. LaCrosse and Mrs. Johnston. NWS is entitled to receive reimbursement for all premiums paid out of the proceeds of these policies upon the death of Mr. LaCrosse and Mrs. Johnston. Premiums paid by NWS were $328,000 in 2000, and $320,000 in 1999, and $264,000 in 1998.
The LaCrosse Family Trust is the  beneficiary of those  policies.

                                     PART IV

 Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this Report.

          1.   Financial Statements

                                                                      Page(s) in
                                                                     this Report

                                                                     -----------

               Report of Independent Auditors                            28

               Consolidated balance sheets - March 31, 2000 & 1999       29

               Consolidated statements of income - Years
               ended March 31, 2000, 1999, & 1998                        30

               Consolidated statements of stockholder's equity
               - Years ended March 31, 2000, 1999, & 1998                31

               Consolidated statements of cash flows - Years
               ended March 31, 2000, 1999, & 1998                        32


               Notes to consolidated financial statements             33 to 46


          2.   Financial Statement Schedule:

               Included as outlined in Item 8 of Part II of this Report.

               Schedule II - Valuation & Qualifying
               Accounts & Reserves                                       55

               Schedules other than those listed above are omitted as they are not required, or not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

          3.   Exhibits

               See the Index to Exhibits on pages 57 & 58 of this Form 10-K, which is incorporated by reference herein.

     (b)  Reports on Form 8-K. None.

     (c) See the Index to Exhibits on pages 57 & 58 of this Form 10-K, which is incorporated by reference herein.

     (d)  See Exhibit 27


                                       NATIONAL WINE & SPIRITS, INC.
                                                SCHEDULE II
                               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                               Additions
                                                               ---------
                                           Balance at   Charged to   Charged to                 Balance at
                                           Beginning    Costs and      Other                        End
                  Description              of Period     Expenses     Accounts   Deductions     of Period
                  -----------              ----------   ----------   ----------  ----------     ----------

Year ended March 31, 2000 Deducted
from asset account:
       Allowance for doubtful accounts     $1,298,000   $  544,000   $      --   $ 430,000(1)   $1,412,000
       LIFO reserve                         7,546,000      939,000          --          --       8,485,000
                                           ----------   ----------   ---------   ---------      ----------
                                   Total   $8,844,000   $1,483,000   $      --   $ 430,000      $9,897,000
                                           ==========   ==========   =========   =========      ==========


Year ended March 31, 1999 Deducted
from assets account:
       Allowance for doubtful accounts     $  900,000   $  504,000   $      --   $ 106,000(1)   $1,298,000
       LIFO reserve                         7,000,000      546,000          --          --       7,546,000
                                           ----------   ----------   ---------   ---------      ----------
                                   Total   $7,900,000   $1,050,000   $      --   $ 106,000      $8,844,000
                                           ==========   ==========   =========   =========      ==========


Year ended March 31, 1998
Deducted from assets account:
       Allowance for doubtful accounts     $  926,000   $  601,000   $      --   $ 627,000(1)   $  900,000
       LIFO reserve                         6,430,000      570,000          --          --       7,000,000
                                           ----------   ----------   ---------   ---------      ----------
                                   Total   $7,356,000   $1,171,000   $      --     627,000      $7,900,000
                                           ==========   ==========   =========   =========      ==========


(1)      Uncollectible accounts written off, net of recoveries.


                               (Remainder of page intentionally left blank.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2000.


                                   NATIONAL WINE & SPIRITS, INC.


                                          /s/ James E. LaCrosse
                                   By:  ----------------------------------------
                                        James E. LaCrosse, Chairman, President,
                                        Chief Executive Officer, and
                                        Chief Financial Officer


     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed on the 27th day of June, 2000 by the following persons in the capacities indicated:

            SIGNATURE                              TITLE

  /s/ James E. LaCrosse
---------------------------------       Chairman,  President, Chief Executive
       James E. LaCrosse                Officer (Principal Executive Officer),
                                        and Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

---------------------------------       Director, Executive Vice President,
        J. Smoke Wallin*                and Secretary


---------------------------------       Director
         Martin H. Bart*


---------------------------------       Director
          James Beck*

---------------------------------       Director
        Mitchell Stoltz

---------------------------------       Director
        William Cockrum

---------------------------------       Director
        Percy N. Stone*


---------------------------------       Director
      Norma M. Johnston*


---------------------------------       Director
       Vaughn D. Bryson


---------------------------------       Director
 Catherine LaCrosse Wallentine*



*By: /s/ James E. LaCrosse
     --------------------------
          ATTORNEY-IN-FACT

                                INDEX TO EXHIBITS


Exhibit No.                                  Description

-----------                                  -----------


    3.1 Amended and Restated Articles of Incorporation of National Wine & Spirits, Inc.

    3.2             Amended and Restated Bylaws of National Wine & Spirits, Inc.

    3.3 Articles of Incorporation of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.3 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

    3.4 Bylaws of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.4 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

    3.5             Articles of  Incorporation  of NWS,  Inc.  (incorporated  by
                    reference   Exhibit  3.5  to  the   Company's   Registration
                    Statement no. 333-74589 on Form S-4, filed May 13, 1999).

    3.6 Bylaws of NWS, Inc. (incorporated by reference Exhibit 3.6 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

    3.7             Articles   of   Incorporation   of   NWS   Michigan,    Inc.
                    (incorporated by reference Exhibit 3.7 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

    3.8             Bylaws of NWS  Michigan,  Inc.  (incorporated  by  reference
                    Exhibit 3.8 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

    3.9 Articles of Organization of NWS-Illinois, LLC (incorporated by reference Exhibit 3.9 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

    3.10            Operating  Agreement of NWS-Illinois,  LLC  (incorporated by
                    reference   Exhibit  3.10  to  the  Company's   Registration
                    Statement no. 333-74589 on Form S-4, filed May 13, 1999).

    4.1 Indenture relating to the Exchange Notes, dated as of January 25, 1999 among National Wine & Spirits, Inc., the Subsidiary Guarantors and Norwest Bank Minnesota, N.A., as trustee (including cross-reference sheet regarding sections 310 through 318(a) of the Trust Indenture Act) (incorporated by reference Exhibit (4b) to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

    4.2 A/B Exchange Registration Rights Agreement, dated as of January 25, 1999, among National Wine & Spirits, Inc., the Subsidiary Guarantors and the Initial Purchasers (incorporated by reference Exhibit 4(b) to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

    4.3 Form of Exchange Notes (including related Subsidiary Guarantors) (incorporated by reference Exhibit 4(c) to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

    4.4 Guaranty entered into as of January 25, 1999 by all Subsidiary Guarantors (incorporated by reference Exhibit 4(d) to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

Exhibit No.                                  Description

-----------                                  -----------

    10.1 Purchase Agreement, dated January 20, 1999, among National Wine & Spirits, Inc., the Subsidiary Guarantors and the Initial Purchasers (incorporated by reference Exhibit 10(a) to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

    10.2 Credit Agreement, dated January 25, 1999, among National Wine & Spirits, Inc., the Subsidiary Guarantors and NBD, as agent. (incorporated by reference Exhibit 10(b) to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

    12              Statement regarding computation of ratios

    21 List of subsidiaries (incorporated by reference Exhibit 21 to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

    24 Powers of Attorney (contained in signature pages of this Registration Statement)

    27              Financial Data Schedule