Form 10-Q
period 2000-06-30
NATIONAL WINE & SPIRITS INC
filed 2000-08-11
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ---------------- to ----------------------.


                        Commission File Number: 333-74589


                          NATIONAL WINE & SPIRITS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                 Indiana                               35-2064429
  ------------------------------------     --------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)


P.O. Box 1602, 700 W. Morris Street, Indianapolis, Indiana            46206
-----------------------------------------------------------        ----------
        (Address of principal executive offices)                   (Zip Code)

                                 (317) 636-6092
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2000.

            Class                        Outstanding at August 10, 2000
            -----                        ------------------------------

        Common Stock,
        $.01 par value                           104,520 shares
            voting

        Common Stock,
        $.01 par value                          5,226,001 shares
          non-voting

                          NATIONAL WINE & SPIRITS, INC.
                                Quarterly Report
                       For the period ended June 30, 2000

                                      INDEX
                                                                    Page Number
                                                                    -----------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets
                  June 30, 2000 and March 31, 2000........................... 3

              Condensed Consolidated Statements of Income
                  Three Months Ended June 30, 2000 and 1999.................. 4

              Condensed Consolidated Statements of Cash Flows
                  Three Months Ended June 30, 2000 and 1999.................. 5

              Notes to Condensed Consolidated Financial Statements........... 6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 10

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk................................................... 14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................. 14

Item 4.       Submission of Matters to a Vote of Security Holders........... 14

Item 5.       Other Events.................................................. 15

Item 6.       Exhibits and Reports on Form 8-K.............................. 15

              Signature..................................................... 16




                                 NATIONAL WINE & SPIRITS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Amounts in thousands)

                                                             June 30, 2000      March 31, 2000
                                                             -------------      --------------
                                                              (unaudited)          (Note 1)

ASSETS
Current assets:

     Cash                                                    $     4,568        $     3,559
     Accounts receivable, less allowances
         for doubtful accounts                                    49,647             44,952
     Inventory                                                    88,495             71,167
     Prepaid expenses and other                                    4,107              3,571
                                                             -----------        -----------
Total current assets                                             146,817            123,249
                                                             -----------        -----------
Property and equipment, net                                       44,854             46,735

Other assets
     Notes receivable                                              1,065              1,142
     Cash surrender value of life insurance, net of loans          2,273              2,270
     Investment in Kentucky distributor                            7,052              7,072
     Investment in eSkye.com, Inc.                                 2,513                500
     Intangible assets, net                                       10,502              9,988
     Deposits and other                                              145                184
                                                             -----------        -----------

Total other assets                                                23,550             21,156
                                                             -----------        -----------
TOTAL ASSETS                                                 $   215,221        $   191,140
                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $    42,634        $    37,935
     Accrued payroll and payroll taxes                             5,057              6,757
     Excise taxes payable                                          5,807              5,200
     Other accrued expenses and taxes                             11,293              7,651
     Current maturities of long-term debt                            600                900
                                                                 -------        -----------
Total current liabilities                                         65,391             58,443

     Long-term debt                                              121,546            111,571
                                                             -----------        -----------
Total liabilities                                                186,937            170,014
                                                             -----------        -----------
Stockholders' equity:
     Voting common stock, $.01 par value                               1                  1
     Nonvoting common stock, $.01 par value                           53                 53
     Additional paid-in capital                                   25,009             25,009
     Retained earnings (deficit)                                   6,390               (825)
                                                             -----------        -----------
                                                                  31,453             24,238
     Notes receivable from stockholders                           (3,169)            (3,112)
                                                             -----------        -----------

Total stockholders' equity                                        28,284             21,126
                                                             -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   215,221        $   191,140
                                                             ===========        ===========



See notes to condensed consolidated financial statements.

                                NATIONAL WINE & SPIRITS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Amounts in thousands)
                                         (Unaudited)

                                                                   Three Months Ended
                                                            June 30, 2000      June 30, 1999
                                                            -------------      -------------

Net product sales                                            $   157,139        $   165,090
Distribution fees                                                  5,048              4,969
                                                             -----------        -----------
Total revenue                                                    162,187            170,059

Cost of products sold                                            125,128            133,742
                                                             -----------        -----------
Gross profit                                                      37,059             36,317
                                                             -----------        -----------
Operating expenses:
     Warehouse and delivery                                        9,937              9,591
     Selling                                                      11,815             10,544
     Administrative                                                9,657              9,464
                                                             -----------        -----------

Total operating expenses                                          31,409             29,599
                                                             -----------        -----------
Income from operations                                             5,650              6,718
                                                             -----------        -----------
Interest expense:
     Related parties                                                (113)               (97)
     Third parties                                                (3,135)            (3,205)
                                                             -----------        -----------
                                                                  (3,248)            (3,302)
Other income:
     Equity in earnings of
         Kentucky distributor                                         79                101
     Rental and other income                                          27                  2
     Gain on sales of assets                                       7,519                 45
     Interest income                                                 200                206
                                                             -----------        -----------
  Total other income                                               7,825                354
                                                             -----------        -----------
Net income                                                   $    10,227        $     3,770
                                                             ===========        ===========


See notes to condensed consolidated financial statements.


                                NATIONAL WINE & SPIRITS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Amounts in thousands)
                                         (Unaudited)


                                                                   Three Months Ended
                                                            June 30, 2000      June 30, 1999
                                                            -------------      -------------

Operating activities:
  Net income                                                 $    10,227        $     3,770
  Adjustments to reconcile net income to net cash used
    by operating activities:
    Depreciation of property and equipment                         2,019              1,800
    Gain on sales of assets                                       (7,519)               (45)
    Amortization of intangible assets                                486                322
    Equity in earnings of Kentucky distributor                       (79)              (101)
    Changes in operating assets and liabilities:
      Accounts receivable                                         (5,151)           (25,359)
      Inventory                                                  (18,189)            (1,457)
      Prepaid expenses and other                                     (40)              (163)
      Accounts payable                                             4,699             14,841
Accrued expenses and taxes                                         2,811              4,458
                                                             -----------        -----------
Net cash used by operating activities                            (10,736)            (1,934)

Investing activities:
  Purchases of property and equipment                             (2,140)            (1,835)
  Investment in eSkye.com, Inc.                                   (2,013)                --
  Acquisition of R. M. Gilligan, Inc., net of cash received           --             (1,630)
  Proceeds from sale of assets                                     9,964                 --
  Proceeds from sale of property and equipment                       116                 55
  Distributions from Kentucky distributor                             99                 39
  Intangible assets                                               (1,000)              (158)
  Deposits and other                                                  39                 --
  (Increase) decrease in cash surrender value of insurance            (3)                18
  Decrease in notes receivable                                        77                 74
                                                             -----------              -----
Net cash provided (used) by investing activities                   5,139             (3,437)
Financing activities:
  Net proceeds of line of credit borrowings                       10,000              9,500
  Principal payments on long-term debt                              (325)              (333)
  Proceeds of borrowings from stockholder                            118                 97
  Notes receivable from stockholders and others                     (175)              (201)
  Distributions to stockholders                                   (3,012)              (906)
                                                             -----------        -----------
Net cash provided by financing activities                          6,606              8,157
                                                             -----------        -----------
Net increase in cash                                               1,009              2,786
Cash at beginning of year                                          3,559              1,908
                                                             -----------        -----------
Cash at end of period                                        $     4,568        $     4,694
                                                             ===========        ===========


See notes to condensed consolidated financial statements.

                          National Wine & Spirits, Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Nature of Business and Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of National Wine & Spirits, Inc. (NWS), National Wine & Spirits Corporation (NWSC), NWS, Inc. (NWSI), NWS-Illinois, LLC (NWS-LLC), and NWS Michigan, Inc. (NWSM). All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer, and wine.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

     The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Certain amounts in the June 30, 1999 condensed consolidated financial statements have been reclassified to conform to current year presentation.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated June 28, 2000.

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

        Assets acquired:
                Cash                                         $   170,000
                Other current assets                             187,000
                Property and equipment                            94,000
                Goodwill                                       1,547,000
                Other assets                                      18,000
                                                             -----------
                                                               2,016,000

        Liabilities assumed:
                Current liabilities                             (188,000)
                Debt and other long term liabilities             (28,000)
                                                             -----------
        Purchase Price                                       $ 1,800,000
                                                             ===========


3.   Sale of Bottled Water Division

     Effective June 5, 2000 NWSC sold certain of its licensed brands, trademarks, and trade names of its bottled water division for approximately $10,479,000. NWS received $9,964,000 for the sale of assets at the sale date, with the balance to be received in September, 2000, upon collection of the accounts receivable that were sold. As of August 2, 2000, $451,000 of the $571,000 of the accounts receivable sold has been collected.

     NWSC recognized a gain of $7,459,000 from the sale of assets and liabilities.


4.   Inventory

     Inventory is comprised of the following:

                                       June 30, 2000      March 31, 2000
                                       -------------      --------------

         Inventory at FIFO              $97,410,000        $79,652,000
         Less: LIFO reserve               8,915,000          8,485,000
                                        -----------        -----------

                                        $88,495,000        $71,167,000
                                        ===========        ===========

5.   Debt

     Long-term debt is comprised of the following:

                                                            June 30, 2000     March 31, 2000
                                                            -------------     --------------

      Senior notes payable (A)                              $110,000,000       $110,000,000
      Bank revolving line of credit (B)                       11,000,000          1,000,000

      Term loan payable in annual installments of
        $500,000 in 2001 and 2002, including interest          1,000,000          1,000,000
      Non-competition agreement repaid April, 2000.                   --            300,000
      City of Indianapolis-First  Mortgage Note,
      Series 1983 -- payable monthly, with interest
      computed at 80% of the prime lending rate of
      NBD Bank, N.A., through April 2003.  Secured
      by certain property in Indianapolis.                       146,000            171,000
                                                            ------------       ------------
                                                             122,146,000        112,471,000
Less:  current maturities                                        600,000            900,000
                                                            ------------       ------------
                                                            $121,546,000       $111,571,000
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

     (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60 million through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At June 30, 2000, the $11,000,000 of outstanding borrowings bear interest at 8.90%, entirely at LIBOR based pricing. The Company also pays a commitment fee ranging from .25% to 0.5% of its undrawn portion of its line of credit.


                                              8

6.   Litigation

     The Company was named as a co-defendant in a lawsuit against a supplier, which sought damages of $20,000,000. This suit was filed by the supplier's former distributor. This case has been settled and under the terms of the settlement, NWS is not required to make any financial payment, and accordingly no sum of money will be assessed against the Company. The Company is also a party to various other lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.


7.   Segment Reporting

     The Company's reportable segments are business units that engage in products sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                                  Three Months Ended
                                           June 30, 2000      June 30, 1999
                                           -------------      -------------

   Revenues from external customers
     Product sales                         $157,139,000       $165,090,000
     All other                                5,048,000          4,969,000
   Segment profit (loss)
     Product sales                           10,780,000          3,791,000
     All other                                 (553,000)           (21,000)
   Segment assets
     Product sales                          202,161,000        197,789,000
     All other                               13,060,000         14,029,000


PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's historical condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report.

Overview
--------

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

     The Company had a slight increase in gross margin dollars despite the decrease from the prior year in wine and spirit case sales and revenue. There was an across the board price increase in Illinois in conjunction with a state tax increase on beer, spirits, and wine along with supplier increases effective July 1, 1999. This increase had the effect of shifting volume into the first quarter from the second quarter in 1999. Increased margins for the product markets more than offset the decline in case volume as compared to the prior year quarter. The Company sold its Cameron Springs bottled water division in June, 2000, resulting in a gain of $7.5 million. United States Beverage acquired the national distribution rights for all Goose Island malt-based products in April, 2000.

Results of Operations

     The following table includes information regarding total cases shipped by the Company during the three months ended June 30, 2000 compared with the comparable period ended June 30, 1999:

                                            Three Months Ended
                                           June 30,     June 30,
                                             1999         2000
                                           --------     --------
                                                                    Percent
                                          (Cases in thousands)
Wine (product sales operations)               814         762        (6.4%)
Spirits (product sales operations)            991         808       (18.5%)
Spirits (distribution fee operations)         709         697        (1.7%)
                                              ---         ---
  Total wine and spirits                    2,514       2,267        (9.8%)
Other (includes USB)                        1,322       1,656        25.3%
                                            -----       -----
  Total                                     3,836       3,923         2.3%
                                            =====       =====

Three Months Ended June 30, 2000, Compared with the Three Months Ended June 30, 1999.

Revenue

     The Company's revenues from product sales were lower than the prior years quarter primarily from the customer buy-in in advance of the July, 1999 price increases. Accordingly, product sales were $157.1 million for the three months ended June 30, 2000, as compared to $165.1 million in the prior year, a 4.8% decrease. U.S. Beverage's revenue increased $4.7 million over the comparable prior year period, primarily from the Hoopers Hooch brand along with the addition of Goose Island brand sales. Distribution fees for the quarter increased 1.6% to $5.0 million over the comparable prior year period.

Gross Profit

     Gross profit on product sales increased 2.1% to $32.0 million in the three months ended June 30, 2000, from $31.3 million for the comparable prior year period. Gross profit percentage on product sales was 20.4% as compared to 19.0% for the prior year period. This percentage increase was primarily attributable to price increases in Illinois that became effective in July, 1999. U.S. Beverage's gross profit increased 86.6% over the prior year period due to greater sales revenue and increased gross profit percentages.

Operating Expenses

     Operating expenses for the quarter ended June 30, 2000 increased to $31.4 million from $29.6 million for the comparable prior year period, primarily from a $1.3 million increase from the prior year due largely to U.S. Beverage's expansion and increased brand support. Continued growth in the brand support for Hooper's Hooch products and the addition of the Goose Island products were the primary contributors to the increased selling expense. Selling expenses for the remainder of the product markets remained constant for the quarter ended June 30, 2000 as compared to the prior year period. Selling expenses for the fee markets increased $0.2 million from the prior year period, as the sales division started its full operations in May, 1999.

     Warehouse and delivery expenses increased $0.3 million for the quarter ended June 30, 2000, as compared to the comparable prior period. The fee markets, accounted for $0.2 million of the increase due to increased costs associated with the product mix including a greater percentage of bottle business as compared to the prior year period.

     Administrative expenses for the quarter ended June 30, 2000 increased approximately $0.2 million, or 2.0% from the comparable prior year period, mostly due to the expanded U.S. Beverage volume.

Income from Operations

     Operating income decreased $1.1 million, or 15.9% for the three months ended June 30, 2000 from the comparable prior year period. The decreased revenues, even with the greater gross margin percentage, did not offset the increase in expenses as compared to the prior year.

Interest Expense

     Interest expense decreased $0.1 million to $3.2 million, primarily as the result of the cash benefit provided by the gain on the sale of the Cameron Springs bottled water division.

Other Income

     Other income increased $7.5 million from the comparable prior period due to the sale of the Cameron Springs bottled water division. The Company's share of income from Commonwealth Wine & Spirits, LLC remained constant at $0.1 million.

Net Income

     Net income was $10.2 million for the quarter ended June 30, 2000, as compared to $3.8 million for the comparable prior year period. Without the Cameron Springs gain, net income would have been $2.8 million.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended June 30, 2000 decreased $0.6 million to $8.2 million as compared to $8.8 million for the prior year reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, and its
U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms and bank borrowings.

     At June 30, 2000, the Company had $11.0 million outstanding on its $60.0 million revolving credit facility, with $48.7 million available.

     The Company used $10.7 million in net cash from operating activities for the three months ended June 30, 2000, an increase of $8.8 million from the prior year. Items that increased cash from operations as compared to the prior year, were increased profitability of $6.5 million and a decrease in accounts receivable of $20.2 million. Items that resulted in uses of cash from operations, as compared to the prior year, were increased inventories of $16.7 million, decreased accounts payable of $10.1 million, and increased gains from asset sales of $7.5 million. The increased inventories were primarily responsible for the increased working capital needs during the three months ended June 30, 2000, as compared to the prior reporting period.

     Net cash provided by investing activities during the quarter ended June 30, 2000, was $5.1 million, an increase of $8.6 million from the prior reporting period. The proceeds from the sale of the Cameron Springs bottled water division of $10.0 million was the primary reason for the change from the prior quarterly period. The Company invested $2.0 million in eSkye.com, Inc during the quarter ended June 30, 2000, which increased the amount of cash used by investing activities.

     Net cash provided by financing activities was $6.6 million, a decrease from the prior year of $1.6 million. Increased stockholder distributions of $2.1 million as compared to the comparable prior year period were primarily responsible for the change.

     Total assets increased to $215.2 million at June 30, 2000, a $24.1 million increase from March 31, 2000. Increased inventories and accounts receivable were primarily responsible for the increase in assets. Total debt also increased to $121.6 million at June 30, 2000, as compared to $111.6 million at March 31, 2000 primarily due to the increase in the revolving line of credit to fund the increased working capital needs from March 31, 2000, to June 30, 2000.

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

Environmental Matters
---------------------

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

Other
-----

     As a matter of policy, the Company plans to review and evaluate all professional services firms every three years. This review will include but is not limited to legal, audit and information systems services. The next scheduled review will occur during fiscal 2001.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company has no reportable events under this item.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company was named as a co-defendant in a lawsuit against a supplier, which sought damages of $20,000,000. This suit was filed by the supplier's former distributor. This case has been settled and under the terms of the settlement, NWS is not required to make any financial payment, and accordingly no sum of money will be assessed against the Company. The Company is also a party to various other lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     Amended and Restated Articles of Incorporation of the Corporation were duly approved and adopted by the shareholders of the Corporation by unanimous written consents, effective as of June 13, 2000. The Articles of Incorporation of the Corporation were amended and restated in their entirety to, among other things, provide for the establishment of certain committees of Directors, clarify Directors' and Shareholders' voting requirements, and clarify inconsistencies and ambiguities that were in the prior Articles of Incorporation. The By-Laws of the Corporation were also amended and restated in their entirety to clarify inconsistencies and ambiguities contained in the prior By-Laws and to otherwise make the By-Laws consistent with the new Amended and Restated Articles of Incorporation of the Corporation. None of the amendments affected the rights of the bondholders.

Item 5. Other Events

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, National Wine & Spirits, Inc. is hereby identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company.

Item 6. Exhibits

     (a)  Exhibits

          (27) Financial Data Schedule

          (99) Exhibit 99 - Forward-Looking Statements

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL WINE & SPIRITS, INC.

                                     /s/ James E. LaCrosse

        Date                         James E. LaCrosse,
                                     Chief Financial Officer

                          NATIONAL WINE & SPIRITS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX


Exhibit                       Description
-------                       ----------------------

Exhibit 27                    Financial Data Schedule

Exhibit 99                    Forward-Looking Statement