Form 10-Q
period 2000-09-30
NATIONAL WINE & SPIRITS INC
filed 2000-11-09
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to ________________.


                        Commission File Number: 333-74589
                                                ---------

                          NATIONAL WINE & SPIRITS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


              Indiana                                  35-2064429
 -------------------------------            ---------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


P.O. Box 1602, 700 W. Morris Street, Indianapolis, Indiana       46206
----------------------------------------------------------     ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2000.


             Class                      Outstanding at November 3, 2000
             -----                      -------------------------------

         Common Stock,
         $.01 par value                          104,520 shares
             voting

         Common Stock,
         $.01 par value                         5,226,001 shares
           non-voting

                          NATIONAL WINE & SPIRITS, INC.
                                Quarterly Report
                     For the period ended September 30, 2000


                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
             September 30, 2000 and March 31, 2000.............................3

         Condensed Consolidated Statements of Operations
             Three Months Ended September 30, 2000 and 1999;
             Six Months ended September 30, 2000 and 1999......................4

         Condensed Consolidated Statements of Cash Flows
             Six Months Ended September 30, 2000 and 1999......................5

         Notes to Condensed Consolidated Financial Statements..................6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..........................................................16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 5.  Other Events.........................................................17

Item 6. Exhibits and Reports on Form 8-K......................................17

         Signature............................................................18

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements


                                         NATIONAL WINE & SPIRITS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Amounts in thousands)

                                                                    September 30, 2000        March 31, 2000
                                                                    ------------------        --------------
                                                                       (unaudited)               (Note 1)

ASSETS
Current assets:
     Cash                                                             $        1,865           $       3,559
     Accounts receivable, less allowances
         for doubtful accounts                                                47,641                  44,952
     Inventory                                                                86,704                  71,167
     Prepaid expenses and other                                                3,182                   3,571
                                                                      --------------           -------------
Total current assets                                                         139,392                 123,249
                                                                      --------------           -------------
Property and equipment, net                                                   44,943                  46,735
Other assets
     Notes receivable                                                            986                   1,142
     Cash surrender value of life insurance, net of loans                      2,276                   2,270
     Investment in Kentucky distributor                                        6,868                   7,072
     Investment in eSkye.com, Inc.                                             2,513                     500
     Intangible assets, net                                                   10,026                   9,988
     Deposits and other                                                          145                     184
                                                                      --------------           -------------

Total other assets                                                            22,814                  21,156
                                                                      --------------           -------------
TOTAL ASSETS                                                          $      207,149           $     191,140
                                                                      ==============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $       38,477           $      37,935
     Accrued payroll and payroll taxes                                         5,432                   6,757
     Excise taxes payable                                                      4,205                   5,200
     Other accrued expenses and taxes                                          8,646                   7,651
     Current maturities of long-term debt                                        600                     900
                                                                      --------------           -------------
Total current liabilities                                                     57,360                  58,443
     Long-term debt                                                          125,771                 111,571
                                                                      --------------           -------------
Total liabilities                                                            183,131                 170,014
                                                                      --------------           -------------
Stockholders' equity:
     Voting common stock, $.01 par value                                           1                       1
     Nonvoting common stock, $.01 par value                                       53                      53
     Additional paid-in capital                                               25,009                  25,009
     Retained earnings (deficit)                                                 361                    (825)
                                                                      --------------           -------------
                                                                              25,424                  24,238
     Notes receivable from stockholders                                       (1,406)                 (3,112)
                                                                      --------------           -------------

Total stockholders' equity                                                    24,018                  21,126
                                                                      --------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      207,149           $     191,140
                                                                      ==============           =============



                                               NATIONAL WINE & SPIRITS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Amounts in thousands)
                                                        (Unaudited)

                                              Three Months Ended                            Six Months Ended
                                   September 30, 2000  September 30, 1999       September 30, 2000     September 30, 1999
                                   --------------------------------------       -----------------------------------------

Net product sales                   $   151,620           $   125,187           $    308,758              $   290,277
Distribution fees                         4,998                 5,210                 10,046                   10,179
                                    -----------           -----------           ------------              -----------
Total revenue                           156,618               130,397                318,804                  300,456
Cost of products sold                   122,150                98,914                247,278                  232,656
                                    -----------           -----------           ------------              -----------
Gross profit                             34,468                31,483                 71,526                   67,800
                                    -----------           -----------           ------------              -----------
Operating expenses:
     Warehouse and delivery               9,709                 9,387                 19,646                   18,977
     Selling                             12,311                10,223                 24,126                   20,767
     Administrative                       9,552                 9,293                 19,209                   18,758
                                    -----------           -----------           ------------              -----------

Total operating expenses                 31,572                28,903                 62,981                   58,502
                                    -----------           -----------           ------------              -----------
Income from operations                    2,896                 2,580                  8,545                    9,298
                                    -----------           -----------           ------------              -----------
Interest expense:
     Related parties                       (128)                 (112)                  (242)                    (209)
     Third parties                       (3,236)               (3,214)                (6,371)                  (6,419)
                                    -----------           -----------           ------------              ------------
                                         (3,364)               (3,326)                (6,613)                  (6,628)
Other income:
     Equity in income (loss) of
         Kentucky distributor                 5                  (128)                    84                      (27)
     Equity in loss of
         eSkye.com, Inc.                    ---                   (67)                   ---                      (67)
     Rental and other income
        (expenses)                          (49)                   98                    (20)                     100
     Gain on sales of assets                 77                    23                  7,596                       68
     Interest income                        217                   232                    417                      438
                                    -----------           -----------           ------------              -----------
  Total other income                        250                   158                  8,077                      512
                                    -----------           -----------           ------------              -----------
Net income (loss)                   $      (218)          $      (588)          $     10,009              $     3,182
                                    ===========           ===========           ============              ===========


See notes to condensed consolidated financial statements.

                                           NATIONAL WINE & SPIRITS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Amounts in thousands)
                                                    (Unaudited)

                                                                                     Six Months Ended
                                                                        September 30, 2000      September 30, 1999
                                                                        ------------------      ------------------

Operating activities:
     Net income                                                           $   10,009                $  3,182
     Adjustments to reconcile net income to net cash used
         by operating activities:
         Depreciation of property and equipment                                3,715                   3,644
         Gain on sales of assets                                              (7,596)                    (68)
         Amortization of intangible assets                                       962                     729
         Equity in (income) loss of Kentucky distributor                         (84)                     27
         Equity in loss of eSkye.com, Inc.                                        --                      67
         Changes in operating assets and liabilities:
              Accounts receivable                                             (3,045)                 (4,692)
              Inventory                                                      (16,398)                (13,124)
              Prepaid expenses and other                                         370                    (581)
              Accounts payable                                                   542                   8,235
              Accrued expenses and taxes                                      (1,063)                    764
                                                                          -----------               --------
Net cash used by operating activities                                        (12,588)                 (1,817)
Investing activities:
     Purchases of property and equipment                                      (3,935)                 (4,113)
     Acquisition of R. M. Gilligan, Inc., net of cash received                    --                  (1,630)
     Investment in eSkye.com, Inc.                                            (2,013)                   (500)
     Proceeds from sale of property and equipment                                138                      80
     Proceeds from sale of assets                                             10,444                      --
     Distributions from Kentucky distributor                                     288                     120
Intangible assets                                                             (1,000)                 (1,858)
     Deposits and other                                                           39                      --
     (Increase) decrease in cash surrender value of insurance                     (6)                     14
     Decrease in notes receivable                                                156                     148
                                                                          ----------                --------
Net cash provided (used) by investing activities                               4,111                  (7,739)
Financing activities:
     Net proceeds of line of credit borrowings                                14,750                  12,600
     Principal payments on long-term debt                                       (850)                   (687)
     Proceeds (payments) of borrowings from stockholder                          242                     (31)
     Notes receivable from stockholders and others                             1,463                    (773)
     Distributions to stockholders                                            (8,822)                   (906)
                                                                          ----------                --------
Net cash provided by financing activities                                      6,783                  10,203
                                                                          ----------                --------
Net increase (decrease) in cash                                               (1,694)                    647
Cash at beginning of year                                                      3,559                   1,908
                                                                          ----------                --------
Cash at end of period                                                     $    1,865                $  2,555
                                                                          ==========                ========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

     The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Certain amounts in the September 30, 1999 condensed consolidated financial statements have been reclassified to conform to current year presentation.

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
                                                            ===========

3.   Sale of Bottled Water Division

     Effective June 5, 2000 NWSC sold certain of its licensed brands, trademarks, and trade names of its bottled water division for approximately $10,444,000. NWS received $9,964,000 for the sale of assets at the sale date, and the balance of $480,000 received in September 2000. NWSC recognized a gain of approximately $7,524,000 from the sale of the related assets and liabilities.

4.   Inventory

     Inventory is comprised of the following:

                                    September 30, 2000    March 31, 2000
                                    ------------------    --------------

         Inventory at FIFO          $      95,979,000     $   79,652,000
         Less: LIFO reserve                 9,275,000          8,485,000
                                    ------------------    --------------

                                    $      86,704,000     $   71,167,000
                                    ==================    ==============


5.   Debt

     Long-term debt is comprised of the following:

                                                                        September 30, 2000         March 31,2000
                                                                        ------------------         -------------

      Senior notes payable (A)                                          $      110,000,000         $110,000,000
      Bank revolving line of credit (B)                                         15,750,000            1,000,000


      Term loan payable due in 2001, including interest                            500,000            1,000,000

      Non-competition agreement repaid April, 2000.                                     --              300,000
      City of Indianapolis-First  Mortgage Note, Series 1983--
          payable monthly, with  interest  computed at 80%
          of the prime lending rate of NBD Bank, N.A., through
          April 2003.  Secured by certain property in Indianapolis.                121,000              171,000
                                                                        ------------------         ------------
                                                                               126,371,000          112,471,000
Less:  current maturities                                                          600,000              900,000
                                                                                                   ------------
                                                                         -----------------
                                                                        $      125,771,000         $111,571,000
                                                                        ==================          ============

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

     (B) On January 25, 1999,  the Company  entered into a credit  agreement  that  provides a revolving  line of credit for borrowings of up to $60 million  through  January 25, 2004.  Line of credit  borrowings are limited to eligible  accounts  receivable plus eligible  inventories.  The credit agreement  permits the Company to elect an interest  rate based  upon the  Eurodollar  rate or the higher of the prime  lending  rate or the  federal  funds effective  rate plus 0.5%.  At  September  30,  2000,  $7,750,000  bears  interest at 10% based on the prime rate pricing,  and $8,000,000 bears interest at 8.8% based on LIBOR based pricing.  The Company also pays a commitment fee ranging from .25% to 0.5% of its undrawn portion of its line of credit.

6.   Litigation

     The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

7.   Segment Reporting

     The Company's reportable segments are business units that engage in products sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                              Three Months Ended                   Six Months Ended
                                       September 30,     September 30,      September 30,      September 30,
                                       --------------    --------------     --------------     --------------
                                            2000              1999               2000               1999
                                            ----              ----               ----               ----

Revenues from external
customers
  Product Sales                        $  151,620,000    $  125,187,000     $  308,758,000     $  290,277,000
  All Other                                 4,998,000         5,210,000         10,046,000         10,179,000
Segment profit (loss)
  Product Sales                               713,000          (121,000)        11,493,000          3,670,000
  All Other                                  (931,000)         (467,000)        (1,484,000)          (488,000)
Segment Assets
  Product Sales                           194,370,000       187,898,000        194,370,000        187,898,000
  All Other                                12,779,000        15,078,000         12,779,000         15,078,000


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's historical condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report.

Disclosure Regarding Forward-Looking Statements

     This Form 10-Q, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Notes are forward-looking statements. A variety of factors could cause the Company's actual results to differ from the reported results expressed in such forward-looking  statements.  These  factors  are  discussed  in the  cautionary
statements   contained  in  Exhibit  99  to  this  filing.  All  forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

Overview

     National Wine & Spirits, Inc. ("The Company") is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company's current operations are in Illinois, Indiana, Michigan, and Kentucky. The Company's reported revenues include net product sales in Indiana and Illinois, and distribution fees in Michigan. References to U.S. Beverage relate to the operations of the Company's national import, craft and specialty beer marketing business performed by NWS-Illinois.

     The Company had a 21.1% increase in product sales for the quarter over the prior year quarter. All product sales categories experienced an increase in revenue and case sales for the current quarter. Wine case sales increased 13.9% from the prior years' quarter more than offsetting the shortfall that existed at June 30, 2000 from the prior year. Spirits cases for the six months are still below the prior years' period, which included unseasonable volume due to the state tax increase that was effective July 1, 1999. This tax increase had the effect of shifting volume into the first quarter in 1999. The increased spirits and wine product sales for the current quarter offset the declines from the prior year that existed at June 30, 2000 in both revenue and case sales.

Outlook

     The Company expects that earnings for the third and fourth quarters of this fiscal year will show some improvement over the same period in the prior year. For the year ending March 31, 2001, adjusted EBITDA should show a small increase over the prior year. Management expects that the gross margin percentage to be slightly higher for the third quarter, which ends on December 31, 2000, than the comparable prior year period. The Company expects that capital expenditures for the year ended March 31, 2001, will be at or slightly above the prior year.

     The Company continues to be concerned about the pending sale of the Seagram wine & spirits brands. At this point, there has been no decision on which buyer will prevail.

Results of Operations

     The following table includes information regarding total cases shipped by the Company during the three months and six months ended September 30, 2000 compared with the comparable periods ended September 30, 1999:


                                             Three Months Ended                     Six Months Ended
                                                 September 30                         September 30
                                           -----------------------              -----------------------
                                           2000    1999    Percent              2000    1999    Percent
                                           ----    ----    -------              ----    ----    -------

                                      (Cases in thousands)                 (Cases in thousands)
Wine (product sales operations)             703     617       13.9%            1,465   1,431        2.4%
Spirits (product sales operations)          796     648       22.8%            1,604   1,639       -2.1%
Spirits (distribution fee operations)       709     723       -1.9%            1,406   1,432       -1.8%
                                            ---     ---                        -----   -----
       Total wine and spirits             2,208   1,988       11.1%            4,475   4,502       -0.6%
Other Product Sales (includes USB)        1,428   1,275       12.0%            3,084   2,597       18.8%
                                          -----   -----                        -----   -----
  Total                                   3,636   3,263       11.4%            7,559   7,099        6.5%
                                          =====   =====                        =====   =====


Three Months Ended September 30, 2000, Compared with the Three Months Ended September 30, 1999.

Revenue

     Product sales were up 21.1% over the prior years' quarter. Wine sales were strong, with the addition of Kendall-Jackson more than offsetting the decrease from the loss of the Robert Mondavi line. Customer purchases in advance of a July 1999 state tax increase caused unusually high product sales during the first quarter of 1999. Distribution fees for the quarter decreased 4.1% to $5.0 million from the prior years' quarter. This decrease resulted from the loss of the Arrow Cordials line in March 2000, after the sale of the product line by UDV.

Gross Profit

     Gross profit dollars on product sales increased $3.2 million, an increase of 12.2% from the prior years' quarter. Gross profit percentage on product sales was 19.4% for the quarter ended September 30, 2000, versus 21.0% for the prior year's quarter. The higher gross profit percentage revenue during the quarter ended September 30, 1999 resulted from customers purchasing a lower volume of product at a substantially higher price. The build up of inventory by our customers prior to July 1, 1999 actually allowed some customers to defer large purchases for two to three months. The 19.4% for the current quarter is above the September 1998 quarter, which had a gross profit percentage of 18.3%.

Operating Expenses

     Operating expenses for the quarter ended September 30, 2000 increased $2.7 million, or 9.2% from the comparable period. The increase was primarily the result of increased brand support and personnel at U.S. Beverage related to the Goose Island brand along with continued Hooper's Hooch support. Product market selling expenses increased $2.1 million, which included the additional costs of U.S. Beverage and other volume related increases.

     Selling expenses for the fee markets were even with the prior years' quarter. The company is continuing to invest in the expansion of the sales force in Michigan, as product sales of low proof alcoholic products will commence in November 2000. These investments in Michigan will primarily consist of sales personnel with increased product promotional costs.

     Warehouse and delivery expenses increased $0.3 million over the prior years' quarter which was primarily from the product markets. These increased costs were volume related, with total warehouse and delivery costs decreasing to 6.2% of total net sales for the current years' quarter, as compared to 7.2% the prior years' quarter.

     Administrative expenses for the quarter ended September 30, 2000, increased $0.3 million, or 2.8% from the prior year period. Increased costs due to the expansion of the U.S. Beverage operation and the Michigan product sales area were primarily responsible for the increase.

Income from Operations

     Total operating income increased $0.3 million, or 12.2% for the three months ended September 30, 2000, over the comparable prior year period. Operating income from product sales increased $0.7 million, or 26.4% over the comparable prior year period.

Interest Expense

     Interest expense remained stable, increasing 1.1% over the prior year's quarter. Lower debt levels have offset revolver rate increases, which were tied to the prime rate, and the cash benefit provided by the gain on the sale of the Cameron Springs bottled water division.

Other Income

     The Company's share of income from Commonwealth Wine and Spirits, LLC increased by $0.1 million for the current quarter from the prior years' quarter.

Net Loss

     Total net loss decreased $0.4 million for the current year quarter over the prior year quarter. Product sales net income increased $0.8 million from the prior quarterly reporting period.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended September 30, 2000 increased $0.2 million to $5.0 million as compared to $4.8 million for the prior year reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Six Months Ended September 30, 2000, Compared with the Six Months Ended September 30, 1999.

Revenue

     The Company's total revenue for the six months ended September 30, 2000 was $318.8 million, an increase of 6.1% over the comparable prior year period. Product sales were responsible for the increase, as distribution fee revenue for the current six month period was $0.1 million lower than the comparable prior year period. Spirits cases for the six months are still below the prior years' period, which included unseasonable volume due to the state tax increase that was effective July 1, 1999. The product sales increase has been driven primarily by wine sales. The Company acquired the Kendall Jackson line in Indiana and Illinois during the first quarter of 2000, which is more than offsetting the decline in sales from the loss of the Robert Mondavi line in Indiana. U.S. Beverage product sales for the six months increased 36.6% over the prior year reporting period, due to the continued growth in Hoopers Hooch brand and the acquisition of the Goose Island brand.

Gross Profit

     Gross profit on product sales increased $3.9 million, or 6.7% for the six months ended September 30, 2000, over the comparable prior year period. Gross profit percentage on product sales has remained even with last year at 19.9%, but is higher than the six month period ended September 1998, which was 18.7%. The current year's revenue flow has been consistent, where the prior year revenue experienced volume and pricing fluctuations from the tax increase that affected the Illinois market. The gross margin outlook for the twelve months ending March 31, 2001, as compared to twelve months ended March 31, 2000, is positive considering the current year will have twelve months of increased margin from the tax increase, and any Year 2000 volume swings will be included.

Operating Expenses

     Total operating expenses for the six months ended September 30, 2000 increased $4.5 million, or 7.7% from the comparable prior year period. U.S. Beverage's operating expenses were primarily responsible for this increase with increased brand support for Hooper's Hooch and the addition of the Goose Island brand. Operating expenses increased 2.8% from the prior year period when the U.
S. Beverage operations are excluded.

     Selling expenses increased $3.4 million, or 16.2% for the six months ended September 30, 2000 over the comparable prior year period. Expenses for the expansion of the U.S. Beverage and Michigan sales departments were responsible for $2.5 million of the $3.4 million increase. The increases are primarily wages for sales personnel, and greater brand promotion and advertising.

     Warehouse and delivery expenses increased $0.7 million or 3.5% for the six months ended September 30, 2000 from the comparable prior year period. Warehouse and delivery expense, as a percentage of total revenue declined to 6.2% in the current year from 6.3% in the prior year. Continued capital investments in the facilities and material handling areas have benefited the Company by controlling head counts and reducing overtime.

     Total administrative expenses increased $0.5 million, or 2.4% for the six months ended September 30, 2000 from the comparable prior year period.
Administrative expense, as a percentage of total revenue was 6.0% for the six months ended September 30, 2000 as compared to 6.2% for the comparable prior year period. The increase was primarily from the expansion of the U.S. Beverage operation, which increased $0.6 million from the prior year period.

Income from Operations

     Operating income decreased $0.8 million, or 8.1%, to $8.5 million for the six months ended September 30, 2000 as compared to the prior year period. Management feels that slightly increased gross margins as compared to the prior year for the next six months will offset increases in operating expenses.

Interest Expense

     Interest expense remained stable at $6.6 million for the six months ended September 30, 2000 from the prior year periods. Increases in the Company's revolving credit facility rate, which is tied to the prime rate, have been offset by the cash benefit provided by the gain on the sale of the Cameron Springs bottled water division.

Other Income

     The gain from the sale of the Cameron Spring bottled water division's net assets was $7.5 million. The Company's share of income from Commonwealth Wine and Spirits, LLC., increased by $0.1 million from the prior year period.

Net Income

     Net income was $10.0 million for the six months ended September 30, 2000, as compared to $3.2 million for the prior year period. Net income from product sales, excluding the $7.5 million gain from the Cameron Springs sale, was $4.0 million for the current year, as compared to $3.7 million during the comparable prior year period.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the six months ending September 30, 2000 decreased $0.5 million to $13.2 million as compared to $13.7 million for the prior year reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, and its
U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms and bank borrowings.

     On January 25, 1999, the Company completed an offering of $110.0 million of senior notes due 2009. Concurrently with the offering of the senior notes, the Company entered into a new $60.0 million credit facility secured by the accounts receivable and inventory of the Company.

     With the proceeds from the senior notes offering and borrowings under the new credit facility, the Company retired substantially all of its bank revolving and term indebtedness.

     At September 30, 2000, the Company had $15.8 million outstanding on its $60.0 million revolving credit facility, with $44.2 million available.

     The Company used $12.6 million in net cash from operating activities for the six months ended September 30, 2000, an increase of $10.8 million from the prior year. Increased cash provided from operations as compared to the prior year, was from increased profitability of $6.8 million. Items that resulted in increased uses of cash from operations, as compared to the prior year, were increased inventories of $3.3 million, decreased accounts payable of $7.7 million, and increased gains from asset sales of $7.5 million.

     Net cash provided by investing activities during the six months ended September 30, 2000, was $4.1 million, an increase of $11.9 million from the prior reporting period. The proceeds from the sale of the Cameron Springs bottled water division of $10.4 million, the acquisition of R.M. Gilligan, Inc. in the prior period of $1.6 million, and a decrease in purchases of intangible assets of $0.9 million were primarily responsible for increases in net cash provided by investing activities from the prior year. The Company invested $2.0 million in eSkye.com, Inc. during the six months ended September 30, 2000, which increased the amount of cash used by investing activities.

     Net cash provided by financing activities was $6.8 million, for the six months ended September 30, 2000, including $14.8 million net proceeds from the revolving line of credit and an increase in stockholder distributions of $7.9 million. The increases in stockholder distributions were to fund tax liabilities for the shareholders and to provide funds to shareholders to repay the Company on amounts due on notes receivable. Dispositions of the $8.8 million were as follows; $6.4 million to satisfy tax obligations, $2.0 million paid to shareholders and returned to the Company as payment on notes receivable, and $0.4 million as final payment to former stockholder under a stock purchase agreement.

     Total assets increased to $207.1 million at September 30, 2000, a $16.0 million increase from March 31, 2000 primarily due to increased inventories and accounts receivable as a result of the sales volume increase in the Illinois and
U. S. Beverage markets. Total debt also increased to $126.4 million at September 30, 2000, as compared to $112.5 million at March 31, 2000 primarily due to the increase in the revolving line of credit to fund the increased working capital needs from March 31, 2000, to September 30, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     None

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

Item 5. Other Events

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, National Wine & Spirits, Inc. identifies in
Exhibit 99 to this filing important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company.

Item 6. Exhibits

     (a)  Exhibits

          (27) Financial Data Schedule

          (99) Exhibit 99 - Forward-Looking Statements

     (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL WINE & SPIRITS, INC.



      November 9, 2000                  /s/ James E. LaCrosse
      ----------------                  ---------------------------------------
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

Exhibit 99                    Forward-Looking Statement