Form 10-Q
period 2000-12-31
NATIONAL WINE & SPIRITS INC
filed 2001-02-09
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2000.

                                                       or

   [  ]   Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934. For the transition period from ________________ to ________________.

                        Commission File Number: 333-74589


                          NATIONAL WINE & SPIRITS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           Indiana                                         35-2064429
-------------------------------                --------------------------------
(State or other jurisdiction of                IRS Employer Identification No.)
 incorporation or organization)


P.O. Box 1602, 700 W. Morris Street, Indianapolis, Indiana            46206
-----------------------------------------------------------        ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2001.


               Class                   Outstanding at February 8, 2001
               -----                   -------------------------------

           Common Stock,
           $.01 par value                       104,520 shares
               voting

           Common Stock,
           $.01 par value                      5,226,001 shares
             non-voting

                          NATIONAL WINE & SPIRITS, INC.
                                Quarterly Report
                     For the period ended December 31, 2000


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
                December 31, 2000 and March 31, 2000.........................  3

            Condensed Consolidated Statements of Operations
                Three Months Ended December 31, 2000 and 1999; Nine Months
                ended December 31, 2000 and 1999.............................  4

            Condensed Consolidated Statements of Cash Flows
                Nine Months Ended December 31, 2000 and 1999.................  5

            Notes to Condensed Consolidated Financial Statements.............  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk...................................................... 18


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 19

Item 5.     Other Events..................................................... 19

Item 6.     Exhibits and Reports on Form 8-K................................. 19

            Signature........................................................ 20

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements


                                          NATIONAL WINE & SPIRITS, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Amounts in thousands)

                                                                      December 31, 2000          March 31, 2000
                                                                      -----------------          --------------
                                                                          (unaudited)               (Note 1)
ASSETS
Current assets:
     Cash                                                                   $  3,949                $  3,559
     Accounts receivable, less allowances
         for doubtful accounts                                                66,392                  44,952
     Inventory                                                                87,979                  71,167
     Prepaid expenses and other                                                2,934                   3,571
                                                                            --------                --------
Total current assets                                                         161,254                 123,249
                                                                            --------                --------
Property and equipment, net                                                   44,768                  46,735
Other assets
     Notes receivable                                                            907                   1,142
     Cash surrender value of life insurance, net of loans                      2,513                   2,270
     Investment in Kentucky distributor                                        7,002                   7,072
     Investment in eSkye.com, Inc.                                             2,513                     500
     Intangible assets, net                                                    9,540                   9,988
     Deposits and other                                                          178                     184
                                                                            --------                --------

Total other assets                                                            22,653                  21,156
                                                                            --------                --------
TOTAL ASSETS                                                                $228,675                $191,140
                                                                            ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $ 39,258                $ 37,935
     Accrued payroll and payroll taxes                                         6,846                   6,757
     Excise taxes payable                                                      5,762                   5,200
     Other accrued expenses and taxes                                         10,992                   7,651
     Current maturities of long-term debt                                        596                     900
                                                                            --------                --------
Total current liabilities                                                     63,454                  58,443
     Long-term debt                                                          134,750                 111,571
                                                                            --------                --------
Total liabilities                                                            198,204                 170,014
                                                                            --------                --------
Stockholders' equity:
     Voting common stock, $.01 par value                                           1                       1
     Nonvoting common stock, $.01 par value                                       53                      53
     Additional paid-in capital                                               25,009                  25,009
     Retained earnings (deficit)                                               6,918                   (825)
                                                                            --------                --------
                                                                              31,981                  24,238
     Notes receivable from stockholders                                      (1,510)                 (3,112)
                                                                            --------                --------

Total stockholders' equity                                                    30,471                  21,126
                                                                            --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $228,675                $191,140
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


                                                NATIONAL WINE & SPIRITS, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Amounts in thousands)
                                                         (Unaudited)


                                                 Three Months Ended                            Nine Months Ended
                                       December 31, 2000   December 31, 1999        December 31, 2000     December 31, 1999
                                       -----------------   -----------------        -----------------     -----------------

Net product sales                            $192,787            $187,376                $501,545             $477,653
Distribution fees                               6,945               6,133                  16,991               16,312
                                             --------            --------                --------             --------
Total revenue                                 199,732             193,509                 518,536              493,965
Cost of products sold                         157,746             153,429                 405,024              386,085
                                             --------            --------                --------             --------
Gross profit                                   41,986              40,080                 113,512              107,880
                                             --------            --------                --------             --------
Operating expenses:
     Warehouse and delivery                    10,188              10,335                  29,834               29,312
     Selling                                   12,228              11,499                  36,354               32,266
     Administrative                            10,252               9,793                  29,461               28,551
                                             --------            --------                --------             --------

Total operating expenses                       32,668              31,627                  95,649               90,129
                                             --------            --------                --------             --------
Income from operations                          9,318               8,453                  17,863               17,751
                                             --------            --------                --------             --------
Interest expense:
     Related parties                            (120)                (106)                   (362)                (315)
     Third parties                            (3,348)              (3,131)                 (9,719)              (9,550)
                                             --------            ---------               --------             --------
                                              (3,468)              (3,237)                (10,081)              (9,865)
Other income:
     Equity in income of
         Kentucky distributor                     275                 192                     359                  165
     Equity in loss of
         eSkye.com, Inc.                          ---                  67                     ---                  ---
     Rental and other income (expense)             42                 (8)                      22                   92
     Gain on sales of assets                      223                  55                   7,819                  123
     Interest income                              166                 234                     583                  672
                                             --------            --------                --------             --------
  Total other income                              706                 540                   8,783                1,052
                                             --------            --------                --------             --------
Net income                                   $  6,556            $  5,756                $ 16,565             $  8,938
                                             ========            ========                ========             ========


See notes to condensed consolidated financial statements.


                                           NATIONAL WINE & SPIRITS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
                                                    (Unaudited)

                                                                                   Nine Months Ended
                                                                        December 31, 2000       December 31, 1999
                                                                        -----------------       -----------------

Operating activities:
     Net income                                                             $ 16,565                $  8,938
Adjustments to reconcile net income to net cash used
         by operating activities:
         Depreciation of property and equipment                                5,345                   5,426
         Gain on sales of assets                                              (7,819)                   (123)
         Amortization of intangible assets                                     1,438                   1,171
         Equity in income of Kentucky distributor                               (359)                   (165)
         Changes in operating assets and liabilities:
              Accounts receivable                                            (21,796)                (27,046)
              Inventory                                                      (17,673)                 (7,653)
              Prepaid expenses and other                                         618                     347
              Accounts payable                                                 1,323                   7,891
              Accrued expenses and taxes                                       4,254                   6,962
                                                                            --------                --------
Net cash used by operating activities                                        (18,104)                 (4,252)
Investing activities:
     Purchases of property and equipment                                      (5,407)                 (4,908)
     Acquisition of R. M. Gilligan, Inc., net of cash received                   ---                  (1,630)
     Investment in eSkye.com, Inc.                                            (2,013)                   (500)
     Proceeds from sale of property and equipment                                143                   2,192
     Proceeds from sale of assets                                             10,689                     ---
     Distributions from Kentucky distributor                                     429                     132
Intangible assets                                                             (1,000)                 (1,940)
     Deposits and other                                                            6                     (42)
     Increase in cash surrender value of insurance                              (243)                   (182)
     Decrease in notes receivable                                                235                     224
                                                                            --------                --------
Net cash provided (used) by investing activities                               2,839                  (6,654)
Financing activities:
     Net proceeds of line of credit borrowings                                23,750                  18,350
     Principal payments on long-term debt                                       (875)                 (1,054)
     Proceeds (payments) of borrowings from stockholder                           51                    (176)
     Notes receivable from stockholders and others                             1,551                     (60)
     Distributions to stockholders                                            (8,822)                 (1,706)
                                                                            --------                --------
Net cash provided by financing activities                                     15,655                  15,354
                                                                            --------                --------
Net increase in cash                                                             390                   4,448
Cash at beginning of year                                                      3,559                   1,908
                                                                            --------                --------
Cash at end of period                                                       $  3,949                $  6,356
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

        Assets acquired:
                Cash                                            $  170,000
                Other current assets                               187,000
                Property and equipment                              94,000
                Goodwill                                         1,547,000
                Other assets                                        18,000
                                                                ----------
                                                                 2,016,000
        Liabilities assumed:
                Current liabilities                               (188,000)
                Debt and other long term liabilities               (28,000)
                                                                ----------
        Purchase Price                                          $1,800,000
                                                                ==========

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

4.   Inventory

     Inventory is comprised of the following:

                                                          December 31, 2000      March 31, 2000
                                                          -----------------      --------------

         Inventory at FIFO                                   $ 97,464,000         $ 79,652,000
         Less: LIFO reserve                                     9,485,000            8,485,000
                                                             ------------         ------------

                                                             $ 87,979,000         $ 71,167,000
                                                             ============         ============


5.   Debt

     Long-term debt is comprised of the following:


      Senior notes payable (A)                               $110,000,000         $110,000,000
      Bank revolving line of credit (B)                        24,750,000            1,000,000


      Term loan payable due in 2001, including interest           500,000            1,000,000
      Non-competition agreement repaid April, 2000.                   ---              300,000
       Other                                                       96,000              171,000

                                                             ------------         ------------
                                                              135,346,000          112,471,000
Less:  current maturities                                         596,000              900,000
                                                             ------------         ------------
                                                             $134,750,000         $111,571,000
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

     (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60 million through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At December 31, 2000, $9,750,000 bears interest at 10% based on the prime rate pricing, and $15,000,000 bears interest at 9.0% based on LIBOR based pricing. The Company also pays a commitment fee ranging from .25% to 0.5% of its undrawn portion of its line of credit.


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

                                     Three Months Ended                     Nine Months Ended
                           December 31, 2000    December 31, 1999    December 31, 2000  December 31, 1999
                           -----------------    -----------------    -----------------  -----------------

Revenues from external
customers
  Product Sales               $192,787,000         $187,376,000         $501,545,000       $477,653,000
  All Other                      6,945,000            6,133,000           16,991,000         16,312,000
Segment profit (loss)
  Product Sales                  5,637,000            5,548,000           17,131,000          9,218,000
  All Other                        919,000              208,000             (566,000)          (280,000)
Segment Assets
  Product Sales                214,310,000          204,993,000          214,310,000        204,993,000
  All Other                     14,365,000           14,744,000           14,365,000         14,744,000


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

OVERVIEW

     National Wine & Spirits, Inc. ("The Company") is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company's current operations are in Illinois, Indiana, Michigan, and Kentucky. The Company's reported revenues include net product sales in Indiana, Michigan and Illinois. Product sales of low proof and non-alcoholic products commenced in November 2000 for the Company's Michigan operation. Distribution fee revenue is from the Michigan operations. References to U.S. Beverage relate to the operations of the Company's national import, craft and specialty beer marketing business performed by NWS-Illinois.

     The Company experienced a modest increase in revenue for the quarter ended December 31, 2000 as compared to the prior year's quarter. Spirit sales were stronger than in the prior year, with wine sales slightly down. The strong wine and champagne sales that were generated prior to the Year 2000 New Year's Holiday were not repeated this year. The Company is also no longer representing the Sutter Home wine brands in the Indiana market as of December 2000, which had been generating approximately $1.1 million gross margin annually on approximately 165,000 cases. There was, however, a slight increase in the gross margin and the gross margin percentage on product sales. Overall sales and gross margin for the quarter and year ended December 31, 2000 were within management's expectations. Earnings for the quarter ended December 31, 2000 improved over the comparable 1999 period due to the continued strong sales and margin increases with only a modest increase in operating expenses. The State of Michigan authorized a retroactive increase to the case distribution fee from January 30, 2000 of $0.52 a case. This fee increase has offset a decline in the case volume for the Company's distribution fee business. The State of Michigan also authorized an additional increase of $0.30 per case effective February 4, 2001 which will result in a per case fee totaling $7.32 for warehousing and Management's Discussion and Analysis delivery services.

OUTLOOK

     The Company expects that earnings for the fourth quarter ending March 31, 2001 will show some improvement over the same period in the prior year. For the year ending March 31, 2001, adjusted EBITDA (EBITDA plus LIFO charge) should show a slight increase over the prior year. The Company expects that capital expenditures for the year ending March 31, 2001, will be at or slightly above the prior year.

     The Company continues to be concerned as to the effects of the sale of the Seagram wine and spirits business to Diageo and Pernod Ricard. The sale is expected to pass regulatory approval in the coming months. The Company represents Diageo in Indiana, Michigan and Kentucky, and Pernod Ricard in Illinois, Indiana and Kentucky. While we enjoy good relationships and have a good history of performance, we most certainly will be asked to present our capabilities and commitment to the new owners for continued distribution of the affected brands. Management is hopeful that we will succeed in this regard.

RESULTS OF OPERATIONS

     The following table includes information regarding total cases shipped by the Company during the three months and nine months ended December 31, 2000 compared with the comparable periods ended December 31, 1999:

                                              Three Months Ended                Nine Months Ended
                                                  December 31                      December 31
                                           ------------------------        ----------------------------
                                           2000     1999    Percent        2000       1999      Percent
                                           ----     -----   -------        -----      ----      -------
                                             (Cases in thousands)              (Cases in thousands)

Wine (product sales operations)              967      987    -2.0%         2,432      2,418        .6%
Spirits (product sales operations)         1,082    1,030     5.0%         2,686      2,669        .6%
Spirits (distribution fee operations)        774      864   -10.4%         2,180      2,296      -5.1%
                                           -----    -----                 ------      -----
   Total wine and spirits                  2,823    2,881    -2.0%         7,298      7,383      -1.2%
Other Product Sales (includes USB)           949      865     9.7%         4,033      3,462      16.5%
                                           -----    -----                 ------      -----
  Total                                    3,772    3,746      .7%        11,331     10,845       4.5%
                                           =====    =====                 ======     ======


THREE MONTHS ENDED DECEMBER 31, 2000, COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1999.

REVENUE

     Product sales were up 2.9% over the prior year's comparable quarter. Spirits product case sales were up over the prior year's comparable quarter by 5.0%, primarily due to a sales mix that included spirits rather than the increased sales of champagne that were sold prior to the Year 2000 New Year's holiday. Product sales in Michigan commenced in November 2000 for low proof spirits products but did not have a material effect on revenue during the quarter ended December 31, 2000. Distribution fee cases for the quarter decreased 10.4% from the prior year's comparable quarter, however, the previously mentioned retroactive fee increase had the effect of increasing revenue in the quarter. This decrease in distribution fee cases resulted from the loss of the Arrow Cordials line in March, 2000 after the sale of the product line by UDV.

GROSS PROFIT

     Gross profit dollars on product sales increased $1.1 million to $35.0 million for the three months ended December 31, 2000, an increase of 3.2% from the prior year's comparable period. Gross profit percentage on product sales was 18.2% for the quarter ended December 31, 2000, versus 18.1% for the prior year's comparable quarter. Price increases on spirits were primarily responsible for the gross profit increase, along with greater sales of premium priced brands. The decreased sales of wine along with the absence of water sales from the Cameron Springs division that was sold during 2000, which both carried a higher gross margin percentage as compared to spirits, were primarily responsible for the relatively small increase in gross margin percentage from the prior year's comparable quarter.

OPERATING EXPENSES

     Operating expenses for the quarter ended December 31, 2000 increased $1.0 million, or 3.3% from the prior year's comparable period. The increase was primarily from the expansion of brand support and personnel at U.S. Beverage related to the Goose Island brand along with continued Hooper's Hooch support.

     Selling expenses increased $0.7 million for the quarter ended December 31, 2000 as compared to the comparable prior year period primarily from the expansion of the Company's U.S. Beverage operation. Selling expenses attributable to the low proof alcoholic products in Michigan were minor for the quarter ended December 31, 2000.

     Warehouse and delivery expenses decreased $0.1 million from the prior year's comparable quarter. Consistent case volume has led to stable operating costs in the warehouse and delivery areas. Total warehouse and delivery costs for product markets decreased to 3.6% of product net sales for the current years' quarter, as compared to 3.8% the prior year's comparable quarter.

     Administrative expenses for the quarter ended December 31, 2000, increased $0.5 million, or 4.7% from the prior year period. Increased administrative expenses were primarily due to the expansion of the U.S. Beverage operation that resulted in additional wages, benefits, and professional services.
Administrative expenses for the product markets remained stable at 4.4% of net product revenue for the quarter ended December 31, 2000 as compared to the prior years' quarter.

INCOME FROM OPERATIONS

     Total operating income increased $0.9 million, or 10.2% for the three months ended December 31, 2000, over the comparable prior year period. Operating income from product sales increased $0.2 million, or 2.5% over the comparable prior year period. Continued strong sales along with the increased per case fees in Michigan have offset the increased operating expenses and investments the Company has made to expand its U.S. Beverage operations.

INTEREST EXPENSE

     Interest expense increased slightly for the quarter ended December 31, 2000 to $3.5 million, or 7.1% over the prior year's quarter. Rate increases on the Company's revolving credit facility, which are tied to the prime rate along with increased working capital needs, were primarily responsible for the increase in interest expense for the quarter ended December 31, 2000.

OTHER INCOME

     The Company experienced a gain on sale of assets of $0.2 million during the quarter ended December 31, 2000. The Company's share of income from Commonwealth Wine and Spirits, LLC increased by $0.1 million for the current quarter from the prior year's comparable quarter.

NET INCOME

     Total net income increased $0.8 million for the current year quarter over the prior year's comparable quarter. Product sales net income increased $0.1 million from the prior year's comparable quarterly reporting period.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended December 31, 2000 increased $0.7 million, or 7.0%, to $11.4 million as compared to $10.7 million for the prior year's comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

NINE MONTHS ENDED DECEMBER 31, 2000, COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1999.

REVENUE

     The Company's total revenue for the nine months ended December 31, 2000 was $518.5 million, an increase of 5.0% over the comparable prior year period. Both product sales and distribution fee revenue have shown increases over the prior year's comparable period. Product sales have shown steady growth in revenue dollars while maintaining case volume in light of tax increases that were enacted in 1999. Distribution fee revenue is up for the nine months ended December 31, 2000 as compared to the prior year period due to the retroactive fee increase that was authorized by the Michigan Liquor Control Commission. This fee increase has offset a case volume decrease of 5.1% for the nine months ended December 31, 2000 compared to the prior year period. U.S. Beverage product sales for the nine months increased 32.6% over the prior year reporting period, due to the continued growth of the Hoopers Hooch brand and the acquisition of the Goose Island brand.

GROSS PROFIT

     Gross profit on product sales increased $5.0 million, or 5.4%, for the nine months ended December 31, 2000, over the comparable prior year period. Gross profit percentage on product sales has remained even with last year at 19.2%, but is higher than the nine month period ended December 31, 1998, which was 18.1%.

OPERATING EXPENSES

     Total operating expenses for the nine months ended December 31, 2000 increased $5.5 million, or 6.1%, from the comparable prior year period. Total operating expenses increased primarily due to increased operating expenses for U.S. Beverage resulting from increased brand support for Hooper's Hooch and the addition of the Goose Island brand. Operating expenses increased 2.1% from the prior year period when the U. S. Beverage operations are excluded.

     Selling expenses increased $4.1 million, or 12.7%, for the nine months ended December 31, 2000 over the comparable prior year period. Expenses for the expansion of the U.S. Beverage and Michigan brokerage operations were responsible for $3.1 million of the $4.1 million increase. The increases are primarily wages for sales personnel, and greater brand promotion and advertising.

     Warehouse and delivery expenses increased $0.5 million, or 1.8%, for the nine months ended December 31, 2000 from the comparable prior year period. Warehouse and delivery expense, as a percentage of total revenue declined to 5.8% in the current year from 5.9% in the prior year. Consistent case volume has led to stable operating costs in the warehouse and delivery areas. Management's Discussion and Analysis (continued)

     Total administrative expenses increased $0.9 million, or 3.2%, for the nine months ended December 31, 2000 from the comparable prior year period. The increase was primarily from the expansion of the U.S. Beverage operation, which increased $0.8 million from the prior year period. Administrative expense, as a percentage of total revenue, was 5.7% for the nine months ended December 31, 2000 as compared to 5.8% for the comparable prior year period.

INCOME FROM OPERATIONS

     Operating income increased $0.1 million, or 0.6%, to $17.9 million for the nine months ended December 31, 2000 as compared to the prior year's comparable period. Continued strong sales along with the increased per case fee in Michigan have offset the increased operating expenses and investments the Company has made to expand its U.S. Beverage operations.

INTEREST EXPENSE

     Interest expense increased slightly to $10.1 million for the nine months ended December 31, 2000 from the prior year's comparable period. Increases in the Company's revolving credit facility rate, which is tied to the prime rate, and increased working capital needs have led to the increase.

OTHER INCOME

     The gain from the sale of the Cameron Spring bottled water division's net assets was $7.5 million. The Company's share of income from Commonwealth Wine and Spirits, LLC., increased by $0.2 million from the prior year's comparable period.

NET INCOME

     Net income was $16.6 million for the nine months ended December 31, 2000, as compared to $8.9 million for the prior year's comparable period. Net income from product sales, excluding the $7.5 million gain from the Cameron Springs sale, was $9.6 million for the current year, as compared to $9.2 million during the prior year's comparable period.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the nine months ending December 31, 2000 increased $0.3 million to $24.6 million as compared to $24.3 million for the prior year's comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

     At December 31, 2000, the Company had $24.8 million outstanding on its $60.0 million revolving credit facility, with $35.2 million available.

     The Company used $18.1 million in net cash from operating activities for the nine months ended December 31, 2000, an increase of $13.9 million from the prior year's comparable period. Increased cash provided from operations as compared to the prior year's comparable period, was from increased profitability of $7.6 million and lower accounts receivable of $5.3 million. Items that resulted in increased uses of cash from operations, as compared to the prior year's comparable period, were increased inventories of $10.0 million, increased gains from asset sales of $7.7 million, decreased accounts payable of $6.6 million, and decreased accrued expenses of $2.7 million.

     Net cash provided by investing activities during the nine months ended December 31, 2000, was $2.8 million, an increase of $9.5 million from the prior year's comparable reporting period. The proceeds from the sale of the Cameron Springs bottled water division and other assets of $10.8 million, the acquisition of R.M. Gilligan, Inc. in the prior year's comparable period of $1.6 million, and a decrease in purchases of intangible assets of $0.9 million were primarily responsible for increases in net cash provided by investing activities from the prior year's comparable period. The Company invested $2.0 million in eSkye.com, Inc. during the nine months ended December 31, 2000, and greater purchases of property and equipment as compared to the prior year's comparable period of $0.5 million were primarily responsible for the increased the amount of cash used by investing activities.

     Net cash provided by financing activities was $15.7 million for the nine months ended December 31, 2000, including $23.8 million net proceeds from the revolving line of credit and stockholder distributions of $8.8 million. The increased revolver proceeds were $5.4 million greater than the prior reporting period and were used to fund the increased working capital needs. The stockholder distributions were to fund tax liabilities for the shareholders and to provide funds to shareholders to repay the Company on amounts due on notes receivable. Dispositions of the $8.8 million were as follows; $6.4 million to satisfy tax obligations, $2.0 million paid to shareholders and returned to the Company as payment on notes receivable, and $0.4 million as final payment to a former stockholder.

     Total assets increased to $228.7 million at December 31, 2000, a $37.5 million increase from March 31, 2000 primarily due to increased inventories and accounts receivable as a result of the sales volume increase in the product markets. The working capital needs at the end of December are traditionally the highest of the year due to the large amount of sales during the quarter ending in December. Total debt increased to $135.3 million at December 31, 2000, as compared to $112.5 million at March 31, 2000 primarily due to the increase in the revolving line of credit to fund the increased working capital needs from March 31, 2000, to December 31, 2000. Total debt at December 31, 2000 was $.8 million greater than total debt at December 31, 1999 due to an increase in the revolver balance of $1.7 million.

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

OTHER

     As a matter of policy, the Company plans to review and evaluate all professional services firms every three to four years. This review will include but is not limited to legal, audit and information systems services. The next scheduled review will occur during fiscal 2002.

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

Item 6. Exhibits

     (a)  Exhibits

          (27) Financial Data Schedule

          (99) Exhibit 99 - Forward-Looking Statements


     (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NATIONAL WINE & SPIRITS, INC.



February 9, 2001                       /s/ James E. LaCrosse
----------------                       -----------------------------------------
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