Form 10-K
period 2000-12-31
NATIONAL WINE & SPIRITS INC
filed 2001-06-29
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 [  X  ]  Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934 for the fiscal year ended March 31, 2001.

 [     ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

                        Commission File Number: 333-74589

                          NATIONAL WINE & SPIRITS, INC.
             (Exact name of registrant as specified in its charter)


           Indiana                                         35-2064429
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


700 W. Morris Street, P.O. Box 1602, Indianapolis, Indiana           46206
-----------------------------------------------------------        ----------
        (Address of principal executive offices)                   (Zip Code)

                                 (317) 636-6092
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of June 29, 2001 was 5,330,521, of which 104,520 were voting stock.

Documents Incorporated by Reference:  None

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----
PART I
Item 1.   Business                                                             3
Item 2.   Properties                                                          15
Item 3.   Legal Proceedings                                                   16
Item 4.   Submission of Matters to a Vote of Security Holders                 17

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                 18
Item 6.   Selected Consolidated Financial Data                                18
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 20
Item 7a.  Quantitative and Qualitative Disclosures About
          Market Risk                                                         27
Item 8.   Financial Statements and Supplementary Data                         28
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              46

PART III
Item 10.  Directors and Executive Officers of the Registrant                  47
Item 11.  Executive Compensation                                              49
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                      50
Item 13.  Certain Relationships and Related Transactions                      51

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                                 53

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. A variety of factors could cause the Company's actual results to differ from the reported results expressed in such forward-looking  statements.  These  factors  are  discussed  in the  cautionary
statements   contained  in  Exhibit  99  to  this  filing.  All  forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

ITEM 1. BUSINESS

GENERAL

     National Wine & Spirits, Inc. (NWS) is one of the largest distributors of wine and spirits in the United States. NWS is the largest distributor of spirits in Indiana with 54% market share and Michigan with 52% market share, and one of the largest in Illinois with 30% market share. NWS' markets include Chicago and Detroit, which are the largest and the sixth largest metropolitan markets for spirits in the United States, respectively. NWS conducts its operations through its wholly owned subsidiaries, NWS Corporation in Indiana (NWS-Indiana), NWS Illinois, LLC (NWS-Illinois) and NWS Michigan, Inc. (NWS-Michigan).

     NWS is the exclusive distributor in one or more of its markets for many of the world's leading suppliers of brand name domestic and imported spirits, including Diageo-UDV (Diageo), formed through the merger of United Distillers (Guinness) and International Distillers and Vintners (Grand Metropolitan), Fortune Brands, Allied Domecq, and Seagram. NWS' featured brands include:

     o   Absolut
     o   Chivas Regal
     o   Crown Royal
     o   DeKuyper
     o   Jim Beam
     o   Jose Cuervo
     o   Smirnoff
     o   Kahlua
     o   Maker's Mark
     o   Canadian Club

     NWS also is the exclusive distributor in Indiana and Illinois for many of the world's leading wineries, including:

     o   Banfi Vintners, featuring Riunite and other Italian and Chilean wines
     o Canandaigua, featuring Sebastiani, Inglenook, Paul Masson, and Almaden wines
     o   Seagram, featuring premium European and California wines
     o   Kendall Jackson

     NWS operates 12 strategically located distribution facilities and a fleet of approximately 334 delivery vehicles to provide overnight or second-day delivery to over 36,000 retail locations, including package liquor stores, drug and grocery stores, mass merchandisers, hotels and restaurants and bars. NWS' customers include both local and regional businesses as well as national chains such as American Stores (Osco), Walgreens, CVS, Sam's Club, Meijer, Morton's, Ruth's Chris, T.G.I. Friday's, and Hyatt. In select locations, NWS also distributes premium domestic and imported beer and other products.

     From 1997 to 2001, NWS' total revenue increased steadily from $490.8 million to $660.8 million, representing a compound annual growth rate of 7.7%, while NWS' EBITDA increased from $14.2 million to $28.1 million, representing a compound annual growth rate of 18.6%. NWS achieved this performance by successfully integrating several strategic acquisitions, actively developing new geographic market areas, pursuing new supplier and brand relationships, implementing advanced product handling technology and proprietary information systems, and providing high levels of supplier and customer service.

     Under the three-tier regulatory framework established by federal and state law, suppliers of alcohol-based beverages are generally prohibited from selling their products directly to retail outlets or consumers, effectively requiring suppliers to use distributors such as NWS. This regulatory framework effectively insulates distributors from vertical competition from suppliers or retail customers. In some states, referred to as "control states," state law has historically mandated the state to act as the exclusive wholesale distributor and/or retailer of alcohol-based beverages. In 1996, Michigan became the first control state to privatize aspects of the wholesale distribution of spirits, and NWS has become the leading distributor of spirits in that state.

INDUSTRY OVERVIEW

     The United States alcohol-based beverage industry generated total retail sales of approximately $122.3 billion in calendar 2000. Sales of wine and spirits, in which NWS primarily competes, accounted for approximately 15% and 31%, respectively, or $55.4 billion of total retail sales in 2000. In the United States spirits market, total revenues on a per case basis have increased since 1994, more than offsetting a general decline in the volume of spirits sold. Wine consumption has increased nationally and in Indiana, Illinois and Michigan since 1993, and management believes the demand for high quality wine will continue to grow. In both the wine and spirits industries, consumers have been purchasing higher quality and more expensive products.

     In June of 2000, Seagram announced its intention to merge with Vivendi and divest of their wine and spirits business. Subsequently, Diageo and Pernod Ricard jointly bid and agreed to purchase the brands with the intention of assigning them to their respective companies. The most notable Seagram brands that Diageo purchased are Crown Royal, Seagrams V.O., 7 Crown, Captain Morgan and Myers's Rum. The notable brands Pernod purchased include Chivas Regal, The Glenlivet, Martell Cognacs and Seagrams Gin. The purchase agreement is subject to final regulatory approval which is expected in late summer 2001. Absolut Vodka, which had a marketing arrangement with Seagram, has assigned the U.S. marketing rights to Future Brands L.L.C., a joint venture with V & S (parent of Absolut) and Jim Beam Brands.

     Since the repeal of Prohibition in 1933, the federal and state governments have regulated the sale of spirits, wine, and beer. State regulatory frameworks fall into three types: control, open and open-franchise. In nearly all circumstances, suppliers may not legally sell directly to retailers. In the 18 control states, the state controls either the distribution or the retail sale, or both. In open states, including Indiana and Illinois, the distributors and retailers are privately owned businesses. In the open-franchise states, there are laws and regulations that restrict the suppliers' ability to change distributors.

     Given the three tier regulatory structure, the wine and spirits distribution industry varies greatly from other industries such as food, drugs, non-alcohol-based beverages and paper products. As suppliers can compete directly with the distributors in these other industries by shipping directly to retailers, distributor margins can be much lower than those in the wine and spirits industry. In addition, the liquor industry as a whole has shown a remarkable resilience to economic downturns relative to other industries.

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

     Strong Supplier Relationships. NWS' success is due in part to its long-standing relationships with its major wine and spirits suppliers, many of which extend back more than 25 years. The strength of these relationships was recently demonstrated when each of NWS' three largest suppliers, Seagram, Fortune Brands and Diageo, selected NWS over numerous competitors to be its exclusive distributor of spirits in Michigan. In Indiana and Michigan, NWS is the exclusive distributor of eight out of the top ten brands of spirits sold in the United States, including Absolut, Jim Beam, Jose Cuervo, Seagram's Gin, Seagram's 7 Crown, Captain Morgan and Smirnoff. In Illinois, NWS is the exclusive distributor of six out of the top ten U.S. brands. NWS also represents a significant share of each of its major suppliers' total United States business.

     Stable Industry and Diversified Customer Base. Total wine and spirits industry revenues have grown steadily over the past 25 years, even during periods of economic decline. NWS offers products to over 36,000 retail locations and no single customer or chain represented more than 6.7% of NWS' 2001 total revenue. Moreover, the three-tier regulatory framework established by federal and state law generally prohibits vertical integration by suppliers and retailers and thereby enhances the stability of the wine and spirits distribution industry. NWS believes that the nature of the wine and spirits distribution industry and NWS' diverse customer base provide it with increased stability and predictability of cash flow relative to distributors in many other industries.

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

     Advanced Infrastructure, Distribution Network and Information Systems. NWS maintains an extensive distribution network consisting of master warehouses, hyper-terminals and cross-docking facilities strategically located across Indiana, Illinois and Michigan and a fleet of approximately 334 delivery vehicles. This distribution system generates significant operating leverage by enabling NWS to deliver hundreds of suppliers' products from each master warehouse and optimize delivery routes by maximizing the density of customer locations served from each facility. NWS is investing more than $6 million over 18 months to expand existing Indianapolis facilities as well as upgrade and computerize material handling systems. NWS also utilizes supplier and customer ordering via electronic data interchange, Internet interfaces and on-line reporting systems used by suppliers to track sales. In addition to enhancing supplier and customer relationships, the implementation of these systems has improved NWS' efficiency and enabled NWS to remain a low cost provider.

     Experienced Management Team. The seven individuals who comprise NWS' senior management team have an average of over 25 years of experience in the alcohol-based beverage industry and 15 years of experience with NWS. In addition, NWS' senior management team has successfully integrated eight acquisitions since 1992. Management's experience and expertise have enabled NWS to establish and maintain long-term relationships with both suppliers and customers and take advantage of consolidation and privatization opportunities.

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

     Growth through Addition of New Brands. Long-term relationships are critical to maintaining supplier and brand continuity with distributors. Although brand movements among distributors are relatively rare as the result of these relationships, consolidation of distributors or suppliers can affect existing relationships and present NWS with opportunities to add brands affected by the consolidation.

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

     (2) Most distributors are family businesses, and acquisition opportunities can develop as owners approach retirement age without a definite succession plan.

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

     As an example of this strategy, in December 1998, NWS formed a new Kentucky distributorship, Commonwealth Wine & Spirits, LLC, in partnership with two existing Kentucky-based distributors, The Vertner Smith Company and Kentucky Wine & Spirits. NWS invested $7.5 million ($4.5 million in cash and a $3.0 million cash franchise fee), in exchange for 25% of the new company. Vertner and Kentucky W&S equally own the remaining 75%.

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

SUPPLIERS AND PRODUCTS

     NWS represents many of the largest suppliers of wine and spirits in the United States, and offers hundreds of brands and more than 12,000 individual products. The breakdown of sales among wine, spirits and other products distributed by NWS in 1999, 2000 and 2001 is as follows:

                            Wine (in thousands)            Spirits (in thousands)            Other (in thousands)
                            -------------------            ----------------------            --------------------
                          1999       2000     2001         1999      2000      2001         1999     2000    2001
                          ----       ----     ----         ----      ----      ----         ----     ----    ----

Product sales...........$143,339  $149,160  $160,840     $355,807  $377,437  $397,754     $36,375  $78,390  $80,646
Distribution fees.......     ---       ---       ---     $ 17,832    20,770    21,573         ---      ---      ---

Percentage of total
  Company revenue.......   25.9%     23.8%     24.3%        67.5%     63.6%     63.5%        6.6%    12.6%    12.2%

     In Michigan, spirits distributors have exclusive relationships with suppliers by law, and receive distribution fees from suppliers as set by the state, rather than purchasing from the suppliers for resale to customers. This arrangement has the effect of understating the importance of spirits in NWS' overall product mix. For purposes of illustrating the scale of NWS' operations in Michigan, the total wholesale prices of products delivered by NWS for Michigan in 1999, 2000 and 2001 was $305.2 million, $365.1 million and $355.0 million, respectively, based on the fixed wholesale prices of the spirits delivered by NWS.

     NWS' products include the following brands, among many others:

PRODUCT TYPE                                     BRAND NAMES
Vodka:                               Absolut                  Popov
                                     VOX                      Smirnoff
                                     Grey Goose               Stolichnaya
                                     Gordons                  Belvedere

Bourbon and Blended Whiskey:         Crown Royal              Seven Crown
                                     Jim Beam                 Wild Turkey
                                     Seagram's V.O.           Windsor Canadian
                                     Old Grand Dad            Knob Creek

Scotch and Single Malt Whiskey:      Chivas Regal             Glenlivet
                                     Grant's                  Isle of Jura
                                     Balvenie                 J&B Rare
                                     Bowmore                  Dalmore
                                     Glenfiddich              Macallan

Gin:                                 Boodles                  Gilbey's
                                     Seagram's                Gordons

Rum:                                 Captain Morgan           Myers
                                     Malibu                   Ronrico

Tequila:                             Herradura                Patron
                                     Jose Cuervo              Margaritaville

Cognacs/Brandy:                      Hine                     Martell
                                     Remy Martin              Paul Masson

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

Specialty Beer:                      Goose Island             Rogue Ales
                                     Grolsch                  Sierra Nevada
                                     K Cider                  Hooper's Hooch

Non-Alcohol:                         Evian                    Stewart's
                                     Perrier                  Nantucket Nectars

     NWS has entered into written distribution agreements with several of its principal suppliers that generally may be extended on an annual basis but are terminable upon 30 days or 60 days written notice to NWS. In addition, NWS has informal arrangements with many of its suppliers whereby NWS distributes the suppliers' products pursuant to purchase orders without written distribution agreements. Although the written agreements provide NWS with the non-exclusive right to distribute the suppliers' products in a particular state, in practice the suppliers have generally selected a distributor to be the exclusive distributor of specified products in each state. In each of Indiana, Illinois and Michigan, NWS is presently acting as the exclusive distributor with respect to virtually all of the products it distributes in that state.

     The following chart summarizes information about the leading spirits suppliers in the United States, their rank in Indiana, Illinois and Michigan, the length of NWS' relationship with those suppliers and their impact on 2001 case sales.

                                                      Length of
                   U.S.                                Company
                   Rank     State Representation     Relationship         Representative
Supplier           (1)      IN       IL       MI     (in years)(2)             Brands
--------           ---      --       --       --     -------------        --------------

Diageo (3)........  1       X                 X           27           Smirnoff, Jose Cuervo
Seagram...........  2       X        X        X           27           Absolut, Crown Royal
Fortune Brands....  6       X        X        X           25           Jim Beam, DeKuyper's

(1)  Source: 2001 Adams Handbook Advance.

(2)  All of the  relationships  expressed  in this  column  represent  the  duration  of NWS'
     relationship with the suppliers or their predecessors in the Indiana market.

(3)  Diageo  represents that portion of Diageo PLC formed by merger between United Distillers and International Distillers & Vintners. NWS does not represent Diageo's interest in the
     Schieffelin & Somerset joint venture that remains a separate organization.

     Top United  States  wine  brands and  wineries  represented  by NWS include
Beringer, Canandaigua, Inglenook, Sebastiani, and Kendall Jackson. NWS currently does not distribute wine in Michigan. Major wine producers served by NWS in Indiana and Illinois include:

                                                        Length of
                           U.S.         State            Company
                           Rank     Representation     Relationship             Representative
Supplier                   (1)      IN          IL     (in years)(2)                Brands
--------                   ---      --          --     -------------            --------------

Constellation Brands.....    2      X           X           27          Inglenook, Paul Masson, Sebastiani
Beringer Wine Estates....    6      X                       26          Beringer, Meridian
Banfi Vintners...........    7      X           X           27          Riunite, Concha y Toro
Seagram..................    9      X           X           27          Sterling, Mumm
Southcorp Wines (3)......   10      X           X           10          Lindeman's, Rosemount Estate
Kendall Jackson..........   11      X           X            2          Kendall Jackson, Cambria
Stimson Lane.............   12      X                       15          Chateau St. Michelle, Columbia Crest

(1)  Source: 2001 Adams Handbook Advance.

(2)  All of the  relationships  expressed in this column represent the duration of NWS' relationship with the suppliers or their predecessors in the Indiana market.

(3)  NWS does not represent the entire brand portfolio in Illinois.

RELATED OPERATIONS

     In addition to its core alcohol-based beverage distribution operations, NWS has conducted related beverage operations through a division, Cameron Springs Water Company, and through NWS' U.S. Beverage operations. Cameron Springs, a bottled water supplier in Indiana, was sold to Perrier Group for approximately $10.4 million in cash, which was in excess of net book value as of June 2000. U.S. Beverage commenced operations as a division of NWS in March 1997 to market and sell imported, specialty and microbrewed beers and specialty malt products nationally. The brand distribution contracts related to the U.S. Beverage operations are held by an entity, which is 50% owned by NWS-Illinois. In select markets, NWS sells and distributes premium cigars primarily as a complement to NWS' distribution of fine wines and spirits.

     In 1998, U.S. Beverage entered into a multiyear agreement with Bass, PLC, granting U.S. Beverage the exclusive U.S. distribution rights for Hooper's Hooch flavored malt beverage. The Hooper's Hooch business and its growth have provided U.S. Beverage with the critical mass to support its nationwide sales and marketing force. In April 2000, U.S. Beverage entered into an agreement with the Goose Island Brewing Company by which U.S. Beverage became the exclusive sales and marketing firm for the Goose Island brand throughout the United States. In May of 2001, U.S. Beverage announced a long-term agreement with Grolsch
International BV to provide national distribution, marketing and sales for premium Grolsch beers. In calendar 2000, Grolsch sold 2.0 million cases nationwide, representing approximately $35 million in sales.

CUSTOMERS

     Most states, including Indiana, Illinois and Michigan, require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Suppliers in these states may not legally sell directly to retail customers. NWS' customers fall into two broad categories depending on where the alcohol-based beverage ultimately will be consumed: on-premise and off-premise. Off-premise customers include package liquor stores, grocery stores, drug stores and mass merchandisers. On-premise customers include hotels, restaurants and bars, and similar establishments. NWS currently serves over 36,000 retail locations in Indiana, Illinois and Michigan. No single customer represented more than 6.7% of NWS' 2001 total revenue. As is customary in the industry, NWS' products are generally purchased under standard purchase orders and not under long-term supply contracts. As a result, backlog is not meaningful in the wholesale distribution industry.

     The following table summarizes NWS' customer base:

                                          Percentage of
Type of Customer                       Company 2001 Revenue                  Representative Customers
----------------                       --------------------                  ------------------------

Off-Premise
  Package Stores                                40.2%             Gold Standard and Cap'n Cork
  Grocery stores, drug stores
    and mass merchandisers                      24.5              Kroger, Dominicks, Marsh, American
                                                                  Stores (Osco), Walgreens, CVS, Sam's Club, Meijer
  Other                                          6.0              7-Eleven, White Hen, Village Pantry
                                                ----
       Percent of total                         70.7%
                                                ====

On-Premise
  Restaurants and Bars                          23.2%             Charlie Trotter's, Hard RockCafe,
                                                                  House of Blues, Mortons, Lettuce Entertain U,
                                                                  Levy, Ruth's Chris
  Hotels, Entertainment                          3.1              Four Seasons, Hyatt, Hilton, the United Center
  Other                                          3.0              Crooked Stick Golf Course, American Legion
                                                ----

       Percent of total                         29.3%
                                                ====

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

MARKETING AND SALES

     Brand Management. NWS was one of the first distributors to recognize the benefits of a dedicated approach to brand management and separating it from sales execution. Our approach has contributed to our success. Suppliers appreciate and depend upon the local expertise and understanding of the intricacies of the market. Our brand managers, through interaction with our sales teams and analysis of the competitive landscape, adjust suppliers' national brand strategies to plans that work in our respective states.

     Sales Teams. NWS sales organizational design is predicated upon category knowledge and expertise, trade channel knowledge and effectiveness, and geographic coverage. Through its approximately 600-person marketing and sales force, NWS acts as the field marketing and merchandising arm of its suppliers by maintaining regular contact with NWS' off-premise and on-premise customers. NWS provides its customers with a wide variety of services in addition to order taking, merchandising, and delivery. These services include item selection and SKU optimization using space and financial tools, fact-based business presentations to capitalize on fair share, consumer pull-through marketing programs and communicating business-building solutions.

     Sales, Marketing and Information Systems. Our investment in technology, in the areas of and sales and marketing is a critical factor in our success and customer satisfaction. NWS is generally recognized as an industry innovator and leader in MIS in the wine and spirits distribution tier. Our proprietary sales system manages sales data to the SKU level in all retail accounts we service (approximately 36,000) and is refreshed nightly based on deliveries. This system provides our brand teams the necessary information to develop targeted, effective brand plans. Moreover, our sales managers depend on the information to monitor and control retail execution within their sales teams. Most recently we have moved this information to the Internet to allow for greater speed and accessibility to management, retail, and supplier partners. We have also invested to significantly improving our category management expertise. This has improved our service and effectiveness particularly in the off-premise national and regional chain accounts.

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

     NWS' customers ordinarily receive either next day or second-day delivery. In general, orders are collected during the day for batch routing and order "picking" at night. The Chicago and Detroit master warehouses each use an automated material handling system, including scanners, automated conveyors, dispensers and sorters. Products from the master warehouses are then shuttled nightly to either a hyper-terminal or a cross-docking facility where the orders are consolidated and loaded onto delivery trucks. Cross-docking facilities located in Belleville, Illinois, Evansville, Indiana, and Traverse City, Saginaw and Escanaba, Michigan further extend the service areas of the master warehouses. Orders for delivery out of the various cross-docking facilities are picked in the master warehouses, shipped in during the night, and then transferred onto local delivery trucks for final delivery. NWS owns or leases a total fleet of approximately 334 delivery trucks, consisting of 246 delivery trucks, 17 tractors, 25 trailers, 42 vans and 4 pick-up trucks. To maximize prompt and efficient product delivery, NWS' fleet is allocated among NWS' master warehouses, hyper-terminals and cross-docking facilities located throughout Indiana, Illinois and Michigan.

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

     The wine and spirits wholesale distribution business is highly competitive. NWS' primary competition in Illinois includes Romano Brothers and Judge & Dolph, and to a lesser degree Pacific Wine. In Indiana, the only competitor of consequence is Olinger (a partnership of Glazer and Romano). The Olinger operation has become a more formidable competitor in Indiana with the corporate strength and relationships that Glazer and Romano lend. None of the ten largest United States distributors competes with NWS in Michigan. Distributors compete for new suppliers or brands based on reputation, market share, access to customers and ability to satisfy supplier demands. This will be particularly relevant in the short term as the industry continues to consolidate as evidenced by the pending sale of the Seagram brands. Given its size, supplier relationships, effective sales and marketing organization and low cost efficient distribution networks, NWS is well positioned to compete in Indiana, Illinois and Michigan.

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

EMPLOYEES

     As of March 31, 2001, NWS had approximately 1,521 employees. Approximately 147 employees in Michigan and 435 employees in Illinois are represented by labor unions. In Illinois, NWS has relationships with three unions:

     (1)  Teamsters Union Local 744, expiring March 30, 2002;

     (2) Liquor and Allied Workers Union Local 3, annual agreements expiring September 30, 2001 and October 31, 2001; and

     (3)  Teamsters,  Chauffeurs & Helpers Union Local 50,  expiring  August 31,
          2001.

In Michigan, NWS has relationships with four unions:

     (1)  Teamsters Union Local 337, expiring March 2, 2005;

     (2)  Teamsters Union Local 406, expiring March 1, 2002

     (3)  Teamsters Union Local 299, expiring March 2, 2004; and

     (4)  Teamsters Union Local 486, expiring March 2, 2004.

Employees of NWS in Indiana are not represented by any labor unions.

     NWS has not experienced any work stoppages in more than 18 years as a result of labor disputes and considers its employee relations to be good.

REGULATORY CONSIDERATIONS

     The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms (BATF), as well as by state and local regulatory agencies. Suppliers, distributors and customers must be properly licensed in order to sell alcohol-based beverages.

     In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. The three tiers are identified as follows:

     (1)  Tier  one  is  comprised  of  suppliers  that  produce   alcohol-based
          beverages and/or importers of alcohol-based beverages.

     (2)  Tier two is comprised of distributors, such as NWS.

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

     NWS is required to have each of its officers, directors and principal stockholders who owns 5% or more of the issued and outstanding stock qualified by federal and state governmental agencies to have an interest in a licensed company. NWS' officers, directors and principal stockholders have been, or are in the process of being, deemed to be qualified parties by BATF and state regulatory agencies.

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

     As part of its regulatory compliance program, NWS is in frequent contact with regulatory agencies so that NWS can:

     (1)  Be kept current on regulatory developments affecting NWS.

     (2) Obtain answers from the agencies to questions from company personnel regarding compliance issues.

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

     In December, 1998, a reorganization took place which created a new holding company, NWS, into which all of the shares of capital stock in NWS-Indiana and NWS-Illinois owned by Mr. LaCrosse, or a trust for the benefit of his family, or Mrs. Johnston were contributed in exchange for shares of NWS. NWS-Indiana subsequently distributed all of its shares in NWS-Michigan to NWS. Finally,
NWS-LLC was created as a new limited liability company subsidiary of NWS-Illinois into which substantially all of NWS' Illinois operations were transferred. Currently, NWS-LLC is owned 75% by NWS-Illinois and 25% by Mr. Bart. Allocations of profits and losses are different, currently 96% for NWS-Illinois and 4% for Mr. Bart. The profit and loss allocations would be subject to change in the future depending on the relative capital accounts of the members, which in turn would affect the amount of Mr. Bart's minority interest reflected in NWS' financial statements. Mr. LaCrosse, or a trust for the benefit of his family, and Mrs. Johnston substantially wholly own NWS.

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

     The master warehouses, located in Indianapolis, Chicago, Detroit and Champaign, serve as the primary storage facilities and regional offices for NWS. The Chicago warehouse contains approximately 650,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Indianapolis warehouse contains approximately 351,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Detroit warehouse consists of approximately 238,000 square feet of warehousing space, including a material handling system and eight shipping docks. The Champaign warehouse contains 50,000 square feet of warehousing space and is designed to hold more high volume products for delivery to customers in central and southern Illinois.

     The following chart lists NWS' warehouses and delivery, production and office facilities:

                                                             Total
                                               Owned/        Square
                           Location            Leased         Feet               Principal Function
                           --------            ------         ----               ------------------
Indiana                  Indianapolis          Owned        351,000          Master Warehouse/Office
                          South Bend           Owned         76,800           Hyper-Terminal/Office
                          Evansville           Owned          5,800          Cross-Docking Facility
                          Evansville           Owned          2,400                  Office
                          Ft. Wayne            Leased         5,500                  Office
                         Crown Point           Leased         7,900                  Office
                         Indianapolis          Owned          3,500          Leased Office (Perrier)
                         Indianapolis          Owned         15,000        Leased Warehouse (Perrier)
                         Indianapolis          Owned         20,000          Leased Office Property

Connecticut                Stamford            Leased         5,700                  Office

Illinois                   Chicago             Owned        650,000          Master Warehouse/Office
                           Chicago             Leased         1,840          Leased Office Property
                          Champaign            Leased        50,000          Master Warehouse/Office
                            Peoria             Leased        56,000           Hyper-Terminal/Office
                          Belleville           Leased        14,200       Cross-Docking Facility/Office
                           Rockford            Leased         5,000                  Office
                         Springfield           Leased         1,000                  Office

Michigan             Detroit (Brownstown)      Leased       238,000          Master Warehouse/Office
                         Grand Rapids          Leased       100,000           Hyper-Terminal/Office
                           Escanaba            Leased         7,500       Cross-Docking Facility/Office
                           Saginaw             Leased         1,000          Cross-Docking Facility
                        Traverse City          Leased         5,000          Cross-Docking Facility
                       Farmington Hills        Leased         7,000                  Office

     NWS' lease agreements for the Detroit master warehouse and the Grand Rapids hyper-terminal each have a ten-year term, expiring April 20, 2007 and January 31, 2007, respectively, and provide NWS with an option to purchase.

ITEM 3. LEGAL PROCEEDINGS

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

     The Company has restated its Consolidated Financial Statements for the fiscal years 1998, 1999 and 2000. This restatement is due to material errors that occurred in these years primarily from an overstatement of accounts receivable during the periods being restated. During an internal review of Company accounts receivable and billing information during fiscal 2001, the Company discovered that accounts receivable had been overstated, records had been altered or destroyed, and that funds had been misappropriated by two former employees at its Indiana location. Through the review process, the Company was able to identify uncollectible accounts receivable, missed invoices and customers who had short paid. Total charges for fiscal 2000, 1999 and 1998 were $1.2 million, $0.5 million and $1.0 million, respectively. For additional discussion, see "Restatement of Consolidated Financial Statements" in Note 2 of the Notes to Consolidated Financial Statements.

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

                                                  YEARS ENDED MARCH 31,
                                (DOLLARS AND CASES IN THOUSANDS, EXCEPT PER CASE AMOUNT)
                            -----------------------------------------------------------------
                               1997         1998(1)       1999(1)       2000(1)        2001

STATEMENT OF INCOME DATA:
  Net product sales.....    $ 488,071     $  505,141    $  535,521     $ 604,987    $ 639,240
  Distribution fees.....        2,729         16,270        17,832        20,770       21,573
                            ---------     ----------    ----------     ---------    ---------
  Total revenue.........      490,800        521,411       553,353       625,757      660,813

  Cost of products sold.      402,072        411,734       436,734       488,444      513,928
                            ---------     ----------    ----------     ---------    ---------
  Gross profit..........       88,728        109,677       116,619       137,313      146,885
  Selling, general and
    administrative
    expenses............       80,299        100,136       105,124       120,931      127,706
                            ---------     ----------    ----------     ---------    ---------
  Income from operations        8,429          9,541        11,495        16,382       19,179
  Interest expense......       (8,486)        (9,672)      (11,037)      (13,274)     (13,214)
  Gain on sale of assets           41          4,139           188           173        7,835
  Other income..........        1,619          2,085           341         1,394        1,112
                            ---------     ----------    ----------     ---------    ---------
  Income before
    extraordinary item..        1,603          6,093           987         4,675       14,912
  Extraordinary item....          ---            ---           318           ---          ---
                            ---------     ----------    ----------     ---------    ---------
  Net income............    $   1,603     $    6,093    $      669     $   4,675    $  14,912
                            =========     ==========    ==========     =========    =========
OTHER FINANCIAL DATA:
  EBITDA (2)............    $  14,186     $   16,656    $   19,869     $  25,287    $  28,069
  EBITDA margin.........          2.9%           3.2%          3.6%          4.0%         4.2%
  Cash provided by
    operating
    activities..........        6,939          9,783         6,013        17,103        7,853
  Cash provided (used)
    by investing
    activities..........       (9,937)        (9,908)      (20,846)       (8,170)       2,221
  Cash provided (used)
    by financing
    activities..........        4,918         (1,900)       15,371        (7,282)      (9,539)
  Depreciation and
    amortization........        5,757          7,115         8,374         8,905        8,890
  Capital expenditures
    (3).................       10,447         13,952         7,858         6,672        6,083
  Ratio of earnings to
    fixed charges.......         1.2x           1.5x          1.1x          1.3x         2.0x
  Adjusted EBITDA (2)...       15,641         17,226        20,415        26,226       29,345
OPERATING STATISTICS:
  Product Sales Operations
  Cases shipped (spirits
    and wine)...........        6,099          6,343         6,182         6,394        6,425
  Gross profit margin...         17.6%          18.5%         18.4%         19.3%        19.6%
  Fee Operations
  Cases shipped
    (spirits)...........          396          2,545         2,731         2,786        2,684
  Distribution fee per
    case................    $    6.50     $     6.50    $     6.50     $    6.50    $    7.32

                                                      AS OF MARCH 31,
                                                      (IN THOUSANDS)
                             ----------------------------------------------------------------
                               1997         1998(1)       1999(1)       2000(1)        2001
BALANCE SHEET DATA
  Cash..................    $   3,395     $    1,370    $    1,908     $   3,559    $   4,094
  Total assets..........      160,366        168,084       178,868       188,452      193,332
  Total debt............       99,545        102,434       117,222       112,471      110,571
  Stockholders'
    equity..............       10,470         13,564        16,266        18,438       25,711

                  NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Company has restated its results for its fiscal years ended March 31, 1998, 1999 and 2000.

(2)  EBITDA  is  defined  as  income  from  operations  plus   depreciation  and
     amortization.  Adjusted  EBITDA is defined  as EBITDA  plus  non-cash  LIFO charges, as follows:

                                                      AS OF MARCH 31,
                                                      (IN THOUSANDS)
                            -----------------------------------------------------------------
                              1997           1998          1999           2000           2001
                                           RESTATED      RESTATED       RESTATED
EBITDA..................    $  14,186     $   16,656    $   19,869     $  25,287    $  28,069
LIFO charge.............        1,455            570           546           939        1,276
                            ---------     ----------    ----------     ---------    ---------
   Adjusted EBITDA......    $  15,641     $   17,226    $   20,415     $  26,226    $  29,345
                            =========     ==========    ==========     =========    =========


     EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. Adjusted EBITDA is presented because we believe it may assist in evaluating our ability to service our indebtedness, including the senior notes. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles. The EBITDA and Adjusted EBITDA information reflected above may not be comparable to similarly titled measures used by other companies.

(3) The breakdown of our capital expenditures by significant project is set forth below:

                                                     Years Ended March 31
                                                        (in thousands)
                            -----------------------------------------------------------------
                              1997           1998            1999         2000           2001
Business expansion......    $   5,855     $   10,758    $    4,856     $   3,112    $   2,374
Information systems.....        2,446          1,781         1,281           970        1,750
Maintenance.............        2,146          1,413         1,721         2,590        1,959
                            ---------     ----------    ----------     ---------    ---------
                            $  10,447     $   13,952    $    7,858     $   6,672    $   6,083
                            =========     ==========    ==========     =========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with "Selected Consolidated Financial Data" and NWS' historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Unless otherwise indicated, all references to years are to NWS' fiscal year ended March 31. As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Company has restated its results for the fiscal years ended March 31, 1998, 1999 and 2000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business"
sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. Although the Company believes that the expectations will prove to have been correct. All forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

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

     The Company increased both product and distribution fee revenue for the year ended March 31, 2001, over the prior fiscal year. The revenue increase was primarily from a shift by consumers to premium-priced products along with industry-wide price increases on higher volume brands. Spirits case sales were up 1.3% over the prior fiscal year with spirits revenue rising 5.4% for the same comparable period. White spirits, such as vodkas, tequilas and rum drove the spirits revenue increase. Revenue from wine sales increased 7.8% over the comparable fiscal year, despite the loss of the Sutter Home line in the Indiana market as of December 2000. Increased consumption of wine and a preference by consumers for premium wines were primarily the reason for the revenue increase. Distribution fee revenue increased slightly due to the fee increase of $0.82 per case. Case volume decline due to the loss of the Black Velvet, Christian Brothers and Arrow brands. Gross margin on product sales increased slightly to 19.6% for the fiscal year ended March 31, 2001 as compared to 19.3% for the prior year. The increase in revenue and gross margin more than offset the operating expense increases, resulting in operating income of $19.2 million, an increase of $2.8 million over the results for fiscal 2000. Net income increased $10.2 million for the fiscal year ended March 31, 2001 over the results for fiscal 2000 primarily from the gain on sale of the bottled water division of $7.5 million and the increased revenue and gross margin.

     As discussed elsewhere in this report and in Note 2 of Notes to Consolidated Financial Statements, the Company has restated its results for the 2000, 1999 and 1998 fiscal years. During an internal review of Company accounts receivable and billing information during fiscal 2001, the Company discovered that accounts receivable had been overstated, records had been altered or destroyed, and that funds had been misappropriated by two former employees at its Indiana location. Through the review process, the Company was able to identify uncollectible accounts receivable, missed invoices and customers who had short paid. Total charges for fiscal 2000, 1999 and 1998 were $1.2 million, $0.5 million and $1.0 million, respectively.

OUTLOOK

     The Company anticipates that revenues and case volumes will continue to grow modestly, approximately 5% and 1%, respectively. The shift towards premium-priced spirits and wines, with increasing margin percentages should support current EBITDA levels. The Company continues to be concerned about the effects of the pending sale of the Seagram wine and spirits brands to Diageo and Pernod Ricard. Jim Beam Brands (Future Brands LLC) assumed control of the Absolut distribution rights in the United States as of May 2001 and the Company has continued to represent the brand in our markets. The Company is confident, based upon our history of sales performance and capabilities, that we will continue to represent the brands which Diageo and Pernod Ricard purchased as well. The Company represents Diageo in Indiana, Michigan and Kentucky; Beam in Indiana, Illinois, Michigan and Kentucky; and Pernod Ricard in Illinois, Indiana and Kentucky.

RESULTS OF OPERATIONS

     The following table includes information regarding total cases shipped by NWS in 1999, 2000 and 2001:

                                              YEARS ENDED MARCH 31,
                                              (CASES IN THOUSANDS)
                            --------------------------------------------------------
                               1999       2000                     2001
                               ----       ----                     ----
                                                   PERCENT                   PERCENT
                              CASES      CASES      CHANGE        CASES       CHANGE
                              -----      -----      ------        -----       ------
Wine (product
  sales operations).....      2,928      3,044       4.0%         3,032       (0.4)%
Spirits (product
  sales operations).....      3,254      3,350       3.0          3,393        1.3
Spirits (distribution
  fee operations).......      2,731      2,786       2.0          2,684       (3.7)
                             ------     ------      ----         ------
    Total wine
      and spirits.......      8,913      9,180       3.0          9,109       (0.8)
Other*..................      2,764      4,274      54.6          5,021       17.5
                             ------     ------      ----         ------
    Total...............     11,677     13,454      15.2%        14,130        5.0%
                             ======     ======      ====         ======

* U.S. Beverage's results are included in the other category for the current year and prior years.

FISCAL 2001 COMPARED WITH FISCAL 2000

     Revenue. The Company reported product sales for the year ended March 31, 2001 of $639.2 million, an increase of $34.2 million, or 5.7% over the prior year period. The increase was primarily the result of consumer demand for premium-priced spirits and wines, along with growth of the United States Beverage division. Price increases on popular brands, such as tequila, also contributed to the revenue increase this year versus the prior year period. Distribution fee revenue increased 3.9% to $21.6 million, primarily the result of a rate increase to $7.32 a case from $6.50 per case, as authorized by the State of Michigan. Case volume from fee operations declined due to the sale of the Black Velvet, Christian Brothers (both in May 2000) and Arrow brands (February 2000) by Diageo. The Company added the Allied Domecq line in Michigan (July 2000); however, the case volume was not equal to the Diageo brands that were sold.

     Gross Profit. Gross profit dollars on product sales increased $8.8 million for the year ended March 31, 2001, an increase of 7.5% from the prior year period. Gross profit percentage on product sales was 19.6% for the year ended March 31, 2001 versus 19.3% for the prior year period. The increased sales of premium spirits and wines, which carry a higher gross profit percentage, along with the growth of the United States Beverage division, were primarily responsible for the gross margin dollar and percentage increase.

     Operating Expenses. Total operating expenses for the year ended March 31, 2001 increased $6.8 million, or 5.6% over the operating expenses for the year ended March 31, 2000. Expanded sales operations in the United States Beverage division, along with increased brand promotion costs in the product markets, were primarily responsible for the operating expense increase.

     Operating expenses for the annual period ended March 31, 2001 in the fee operations increased $1.7 million, or 8.3% from the prior year period. Operational costs associated with increased bottle or less than full case orders, and expansion of the sales area were primarily responsible for the cost increases.

     Selling expenses increased $5.6 million to $48.1 million for the year ended March 31, 2001 as compared to the prior year period. Expansion of the United States Beverage sales area due to the Grolsch brand addition along with increased brand support for the Hooper's Hooch products were primarily responsible for the sales expense increase. Expenses for the brokerage operation in our fee market increased $0.3 million from the prior year period. This represents a leveling off for the brokerage expenses, while revenue from the brokerage operation increased $0.2 million for the annual period ended March 31, 2001, versus the comparable year period.

     Warehouse and delivery expenses increased 3.3% or $1.3 million for the year ended March 31, 2001 versus the prior year period. Operational costs associated with the increased bottle orders in our fee market contributed to higher warehouse costs. Total warehouse and delivery expenses, as a percentage of total revenue, declined slightly to 6.0% during the current year period as compared to 6.1% for the prior annual period.

     Total administrative expense remained stable at $40.0 million. Cost increases in casualty and health insurance were offset by savings on communication and wages. Administrative expense as a percentage of total revenue was 6.1% for the year ended March 31, 2001, down slightly from 6.4% for the prior annual period. As more fully described in Note 2 to Notes to Consolidated Financial Statements, the Company reported losses of $0.8 million for the year ended March 31, 2001, as compared to $1.2 million for the prior annual period.

     Income from Operations. Total operating income increased $2.8 million, or 17.1% for the year ended March 31, 2001, over the prior annual period. The revenue gains and an increased gross profit percentage more than offset the increases in operating expenses. Operating income for the product markets increased $3.7 million, or 23.3% from the prior annual period due to the increased gross profit. The fee operations experienced a decline in operating income for the year ended March 31, 2001 of $0.9 million due to increased operational costs and the decreased case sales from the prior annual period.

     Interest Expense. Interest expense remained stable, decreasing $0.1 million for the year ended March 31, 2001 over the prior annual period. The Company reduced the balance outstanding on the revolving credit facility with the proceeds of the sale of the bottled water division, and was able to take advantage of LIBOR pricing, which reduced the Company's rate relative to prime based pricing. The Company's revolver rate was 9.5% at March 31, 2000 and was 8.5% during March 2001.

     Other Income. The gain from the sale from the bottled water division of $7.5 million was the primary reason for the increase of $7.7 million in other income for the year ended March 31, 2001 as compared to the prior annual period. Rental income increased slightly due to facilities rented to the purchaser of the bottled water division and office facilities to eSkye Solutions, Inc.

     Minority Investment in Kentucky Distributor. The Company's share of income from Commonwealth Wine & Spirits, L.L.C. increased $0.2 million during the year ended March 31, 2001 to $0.3 million as compared to the prior annual period. Distributions received from Commonwealth were $0.8 million for the year ended March 31, 2001 as compared to $0.5 million for the prior annual period.

     Net Income. Net income increased $10.2 million for the year ended March 31, 2001, as compared to the prior annual period. The increase was due to the gain from the sale of the bottled water division along with increased revenue and gross profit. Net income from the product markets, excluding the gain from the sale of the bottled water division, increased 62.2% to $9.4 million for the year ended March 31, 2001, as compared to $5.8 million for the prior annual period.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2001 increased $2.8 million, or 11.0% to $28.1 million as compared to the prior annual period.

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

     Operating Expenses. Operating expenses for the year ended March 31, 2000 increased to $120.9 million, or 15.0% over the comparable year. The expansion of our U.S. Beverage operation along with the creation of a sales department for our fee market contributed to this increase in expenses. Employee costs and outside professional expenses were increased due to the expansion of our business units and to meet the increased public reporting requirements. As more fully described in Note 2 to Notes to Consolidated Financial Statements, the Company reported losses of $1.2 million for the year ended March 31, 2000, as compared to $0.5 million for the prior annual period. Total operating expenses were 19.3% of total revenue for March 31, 2000, as compared to 19.0% for the prior annual period.

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

     Total administrative costs increased $8.5 million or 26.9% for the year ended March 31, 2000, over the comparable annual period. The Company has developed and expanded the corporate services area in the year ended March 31, 2000, which has increased corporate wages and related employee costs. Professional fees have increased due to the additional reporting and compliance requirements associated with the senior note issuance. These administrative expenses have also included first time costs associated with non-employee directors. Expansion in our U.S. Beverage operation has required additional administrative support, primarily employees and their associated benefit costs. Administrative expense, as a percentage of total revenue was 6.4% for the year ended March 31, 2000, as compared to 5.7% for the comparable annual period.

     Income from Operations. Total operating income increased $4.9 million, or 42.5% for the year ended March 31, 2000, over the comparable annual period. Product markets operating income were up $6.3 million for the current year as compared to the prior annual period. Revenue gains and an increased gross profit percentage more than offset the increases in operating expenses for the product markets. Operating income for the fee market decreased $1.1 million for the current year as compared to the prior year. The increased cost of the sales department along with increased labor costs in the operational area outpaced the increase in fee revenue.

     Interest Expense. Interest expense increased $2.2 million for the year ended March 31, 2000 over the prior annual period. The Company had the senior notes outstanding for approximately two months for the year ended March 31, 1999, whereas they were outstanding for the entire year that ended March 31, 2000. Prior to the issuance of the senior notes the marginal rate was 8.25%, while the senior notes carry a 10.125% fixed rate. The Company's revolving credit facility's rate is related to the prime lending rate. The revolver's rate was 9.5% at March 31, 2000, and 8.25% at March 31, 1999.

     Other Income. Other income increased by $1.0 million to $1.6 million for the year ended March 31, 2000, from the prior annual period. The Company settled a lawsuit brought by several drivers in our Illinois market for $0.5 million in the year ended March 31, 1999. The Company also wrote off intangible assets, non-compete and organizational costs in the amount of $0.3 million for the year ended March 31, 1999. These expenses in the year ended March 31, 1999, that were one time costs, along with an increase in rental income of $0.1 million for the year ended March 31, 2000, were primarily responsible for the increase in other income.

     Minority Investment in Kentucky Distributor. The Company's share of income from Commonwealth Wine & Spirits, L.L.C. remained constant at $0.1 million for the year ended March 31, 2000 as cash compared to the prior annual period. Distributions received from Commonwealth were $0.5 million and $0.2 million for the years ending March 31, 2000 and March 31, 1999, respectively.

     Net Income. Net income was $4.7 million for the year ended March 31, 2000, which was an increase of $4.0 million over the comparable annual period.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2000 increased $5.4 million, or 27.3% to $25.3 million as compared to the prior annual period.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's  primary  cash  requirements  have  been  to  fund  accounts receivable and inventories in Indiana, Illinois, and its U.S. Beverage operations. NWS has historically satisfied its cash requirements principally through cash flow from operations, trade terms and bank borrowings.

     NWS' working capital and borrowings under its revolving credit facility fluctuate over the course of each year. In fiscal 2001, NWS' minimum and maximum amount of borrowings under the current $60.0 million revolving credit facility, at any one time, was $0.0 in March 2001 and $30.3 million in December, 2000. At March 31, 2001 NWS' did not have a balance outstanding under its revolving credit facility.

     Net cash provided by operating activities for the annual period ended March 31, 2001, was $7.9 million, as compared to $17.1 million for the prior annual period. Increases in cash provided were from increased profitability and lowered accounts receivable. The Company has emphasized collection and management of its receivables since the incident described in Note 2 of the Consolidated Financial Statements. Decreases in cash from operating activities were the result of decreased accounts payable, increased gain from sale of assets and increases in inventory levels, as compared to the change in the prior annual period. The increased working capital needs at March 31, 2001, as compared to the working capital needs for the prior annual period, were funded primarily by increased profitability, including the funds from the sale of the bottled water division.

     Net cash provided by investing activities increased $10.4 million for the year ended March 31, 2001 as compared to the prior annual period. The Company received $10.7 million from the sale of assets during the year ended March 31, 2001, primarily from the sale of the bottled water division in June 2000. The Company invested $2.0 million in eSkye Solutions, Inc. during the year ended March 31, 2001. The Company was able to limit spending on capital expenditures related to additional capacity or real estate resulting in depreciation expense exceeding expenditures for the second consecutive year. The company expects capital expenditures in fiscal 2002 to be between $7.0 and $8.0 million.

     Net cash used by financing activities was $9.5 million for the year ended March 31, 2001, as compared to $7.3 million used during the prior annual period. The Company was able to generate funds to completely pay down the revolving credit facility at March 31, 2001 that resulted in a net increase of cash as compared to the prior annual period of $2.7 million. The Company had distributions to stockholders during the year that were for tax liabilities and used to repay shareholder receivables. The $2.8 million increase in cash from the change in notes receivable from stockholders consisted of repayments for $3.6 million and net advances on account of interest of $0.8 million. Dispositions of the $10.6 million of stockholder distributions were as follows:
$6.6 million to satisfy tax obligations, $3.6 million paid to shareholders and returned to the Company as payment on notes receivable, and $0.4 million as final payment to a former shareholder.

     Total assets increased to $193.3 million at March 31, 2001, a $4.9 million increase from the prior year. This increase was primarily the result of increased inventories of $8.4 million as compared to the prior annual period. Property and equipment declined by $3.0 million due to lowered capital expenditures as compared to the prior year, and the sale of assets related to the bottled water division. Total debt decreased $1.9 million to $110.6 million at March 31, 2001 primarily the result of increased cash flow from the proceeds of the sale of the bottled water division. The net amount of notes receivable from stockholders, which is classified as an equity component declined by $2.9 million due to stockholder distributions that were paid back to the Company to reduce the receivable balance. The amount of the shareholder receivables was $4.7 million at March 31, 2001 and the notes payable to shareholders was $4.5 million on the same date.

     The Company believes that cash flow from operations and existing capital resources, including cash and borrowings available under the Company's revolving credit facility, will be sufficient to satisfy the Company's anticipated working capital and debt service requirements and expansion plans.

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

     Not Applicable.

 Item 8.   Financial Statements and Supplementary Data


                         Report of Independent Auditors


The Board of Directors and Stockholders
National Wine & Spirits, Inc.

We have audited the accompanying consolidated balance sheets of National Wine & Spirits, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Wine & Spirits, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The consolidated financial statements for each of the two years in the period ended March 31, 2000 have been restated as described in Note 2.



                                      /s/ Ernst & Young LLP

Indianapolis, Indiana
June 26, 2001


                                        NATIONAL WINE & Spirits, Inc.

                                         Consolidated Balance Sheets

                                                                             MARCH 31
                                                                                       2000
                                                                        2001         RESTATED
                                                                   -----------------------------
ASSETS
Current assets:
  Cash                                                             $   4,094,000   $   3,559,000
  Accounts receivable, less allowance for doubtful accounts
    of $1,737,000 ($1,412,000 in 2000)                                39,001,000      42,264,000
  Inventory                                                           79,616,000      71,167,000
  Prepaid expenses and other                                           4,231,000       3,571,000
                                                                   -----------------------------
Total current assets                                                 126,942,000     120,561,000

Property and equipment, net                                           43,734,000      46,735,000

Other assets:
  Notes receivable                                                       811,000       1,142,000
  Cash surrender value of life insurance, net of loans                 2,821,000       2,270,000
  Investment in Kentucky distributor                                   6,609,000       7,072,000
  Investment in eSkye Solutions, Inc.                                  2,513,000         500,000
  Intangible assets, net of amortization                               9,290,000       9,988,000
  Deferred pension costs                                                 487,000             ---
  Deposits and other                                                     125,000         184,000
                                                                   -----------------------------
Total other assets                                                    22,656,000      21,156,000
                                                                   -----------------------------
Total assets                                                       $ 193,332,000   $ 188,452,000
                                                                   =============================

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
  Accounts payable                                                 $  35,739,000   $  37,935,000
  Accrued payroll and payroll taxes                                    6,913,000       6,757,000
  Excise taxes payable                                                 5,401,000       5,200,000
  Other accrued expenses and taxes                                     8,510,000       7,651,000
  Current maturities of long-term debt                                   571,000         900,000
                                                                   -----------------------------
Total current liabilities                                             57,134,000      58,443,000

Deferred pension liability                                               487,000             ---
Long-term debt, less current maturities                              110,000,000     111,571,000
                                                                   -----------------------------
Total liabilities                                                    167,621,000     170,014,000

Stockholders' equity:
  Voting common stock, $.01 par value                                      1,000           1,000
  Nonvoting common stock, $.01 par value                                  53,000          53,000
  Additional paid-in capital                                          25,009,000      25,009,000
  Retained earnings (deficit)                                            818,000      (3,513,000)
                                                                   -----------------------------
                                                                      25,881,000      21,550,000
  Notes receivable from stockholders, net                               (170,000)     (3,112,000)
                                                                   -----------------------------
Total stockholders' equity                                            25,711,000      18,438,000
                                                                  -----------------------------
Total liabilities and stockholders' equity                         $ 193,332,000   $ 188,452,000
                                                                   =============================

See accompanying notes.

                                  NATIONAL WINE & Spirits, Inc.

                                CONSOLIDATED STATEMENTS OF INCOME

                                                             YEARS ENDED MARCH 31
                                                                     2000             1999
                                                     2001           RESTATED        RESTATED
                                                 ---------------------------------------------

Net product sales                                $ 639,240,000   $ 604,987,000   $ 535,521,000
Distribution fees                                   21,573,000      20,770,000      17,832,000
                                                 ---------------------------------------------
Total revenue                                      660,813,000     625,757,000     553,353,000

Cost of products sold                              513,928,000     488,444,000     436,734,000
                                                 ---------------------------------------------

Gross profit                                       146,885,000     137,313,000     116,619,000

Selling, general and administrative
expenses:
  Warehouse and delivery                            39,657,000      38,401,000      35,655,000
  Selling                                           48,052,000      42,434,000      37,872,000
  Administrative                                    39,997,000      40,096,000      31,597,000
                                                 ---------------------------------------------
                                                   127,706,000     120,931,000     105,124,000
                                           -     ---------------------------------------------

Income from operations                              19,179,000      16,382,000      11,495,000

Interest expense:
  Related parties                                     (405,000)       (425,000)       (461,000)
  Third parties                                    (12,809,000)    (12,849,000)    (10,576,000)
                                                 ---------------------------------------------
                                                   (13,214,000)    (13,274,000)    (11,037,000)
Other income (expense):
  Gain on sales of assets                            7,835,000         173,000         188,000
  Interest income                                      738,000         892,000         977,000
  Rental and other income (expense)                     59,000         371,000        (756,000)
  Equity in income of Kentucky
  distributor                                          315,000         131,000         120,000
                                           -     ---------------------------------------------

Total other income                                   8,947,000       1,567,000         529,000
                                                 ---------------------------------------------

Income before extraordinary item                    14,912,000       4,675,000         987,000

Extraordinary item:
  Loss on extinguishment of debt                           ---             ---        (318,000)
                                                 ---------------------------------------------

Net income                                       $  14,912,000   $   4,675,000   $     669,000
                                                 =============================================

See accompanying notes.

                                            NATIONAL WINE & SPIRITS, INC.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                            $.01 PAR VALUE                                            NOTES
                             COMMON STOCK         ADDITIONAL        RETAINED        RECEIVABLE           TOTAL
                          ------------------       PAID-IN          EARNINGS           FROM          STOCKHOLDERS
                          VOTING   NONVOTING       CAPITAL          (DEFICIT)      STOCKHOLDERS         EQUITY
                          ----------------------------------------------------------------------------------------

Balance at March 31,
  1998 as previously
  reported                $  1,000  $ 53,000     $ 23,202,000     $  1,929,000     $ (10,603,000)    $  14,582,000
Prior period adjustment
  (Note 2)                     ---       ---              ---       (1,018,000)              ---        (1,018,000)
                          ----------------------------------------------------------------------------------------
Balance at March 31,
  1998 (Restated)            1,000    53,000       23,202,000          911,000       (10,603,000)       13,564,000

  Net income                   ---       ---              ---          669,000               ---           669,000
  Decrease in notes
    receivable from
    stockholders               ---       ---              ---              ---         5,197,000         5,197,000
  Distributions to
    stockholders               ---       ---              ---       (4,971,000)              ---        (4,971,000)
  Conversion of
    notes payable to
    stockholders' equity       ---       ---        1,807,000              ---               ---         1,807,000
                          ----------------------------------------------------------------------------------------

Balance at March 31,
1999 (Restated)              1,000    53,000       25,009,000       (3,391,000)       (5,406,000)       16,266,000

  Net income                   ---       ---              ---        4,675,000               ---         4,675,000
  Decrease in notes
    receivable from
    stockholders               ---       ---              ---              ---         2,294,000         2,294,000
  Distributions to
    stockholders               ---       ---              ---       (4,797,000)              ---        (4,797,000)
                          ----------------------------------------------------------------------------------------

Balance at March 31,
2000 (Restated)              1,000    53,000       25,009,000       (3,513,000)       (3,112,000)       18,438,000

  Net income                   ---       ---              ---       14,912,000               ---        14,912,000
  Decrease in notes
    receivable from            ---       ---              ---              ---         2,942,000         2,942,000
    stockholders
  Distributions to
    stockholders               ---       ---              ---      (10,581,000)              ---       (10,581,000)
                          ----------------------------------------------------------------------------------------
Balance at March 31,
  2001                    $  1,000  $ 53,000     $ 25,009,000     $    818,000     $    (170,000)    $  25,711,000
                          ========================================================================================

See accompanying notes.


                                      NATIONAL WINE & SPIRITS, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEARS ENDED MARCH 31
                                                                                2000            1999
                                                             2001             RESTATED        RESTATED
                                                       ------------------------------------------------
OPERATING ACTIVITIES
Net income                                             $   14,912,000     $  4,675,000     $    669,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of property and equipment                  7,046,000        7,270,000        6,967,000
    Gain on sale of assets                                 (7,835,000)        (174,000)        (188,000)
    Amortization of intangible assets                       1,844,000        1,635,000        1,407,000
    Equity in income of Kentucky distributor                 (315,000)        (131,000)        (120,000)
    Loss on extinguishment of debt                                ---              ---          318,000
    Changes in operating assets and liabilities:
      Accounts receivable                                   2,907,000       (6,580,000)      (5,239,000)
      Inventories                                          (9,310,000)      (3,206,000)       8,773,000
      Prepaid expenses and other receivables                 (678,000)       1,252,000          157,000
      Accounts payable                                     (2,196,000)      10,329,000       (6,154,000)
      Accrued expenses and taxes                            1,478,000        2,033,000         (577,000)
                                                       ------------------------------------------------
Net cash provided by operating activities                   7,853,000       17,103,000        6,013,000

INVESTING ACTIVITIES
Purchases of property and equipment                        (6,083,000)      (6,672,000)      (7,858,000)
Acquisition of R. M. Gilligan, Inc., net of cash
     received                                                     ---       (1,630,000)             ---
Investment in Kentucky distributor                                ---              ---       (7,500,000)
Proceeds from sale of property and equipment                  171,000        2,242,000          338,000
Proceeds from sale of assets                               10,689,000              ---              ---
Intangible assets                                          (1,156,000)      (1,996,000)      (5,869,000)
Deposits and other                                             56,000          (42,000)          28,000
Increase in cash surrender value of life insurance           (552,000)        (413,000)        (453,000)
Investment in eSkye Solutions, Inc.                        (2,013,000)        (500,000)             ---
Distributions from Kentucky distributor                       778,000          497,000          182,000
Collections on notes receivable                               331,000          344,000          286,000
                                                       ------------------------------------------------
Net cash provided (used) by investing activities            2,221,000       (8,170,000)     (20,846,000)

FINANCING ACTIVITIES
Net repayments on lines of credit                          (1,000,000)      (3,700,000)     (62,010,000)
Proceeds from senior notes issuance                               ---              ---      110,000,000
Proceeds from long-term debt                                      ---              ---        7,500,000
Principal payments on long-term debt                         (900,000)      (1,079,000)     (36,017,000)
Proceeds from borrowings from stockholder                     284,000           97,000          241,000
Repayments on borrowings from stockholder                    (191,000)        (205,000)             ---
Notes receivable from stockholders and others               2,849,000        2,402,000          628,000
Distributions to stockholders                             (10,581,000)      (4,797,000)      (4,971,000)
                                                       ------------------------------------------------
Net cash provided (used) by financing activities           (9,539,000)      (7,282,000)      15,371,000
                                                       ------------------------------------------------
Net increase in cash                                          535,000        1,651,000          538,000
Cash, beginning of year                                     3,559,000        1,908,000        1,370,000
                                                       ------------------------------------------------
Cash, end of year                                      $    4,094,000     $  3,559,000     $  1,908,000
                                                       ================================================

See accompanying notes.

                          NATIONAL WINE & SPIRITS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

In December 1998, a reorganization took place which created a new holding company, National Wine & Spirits, Inc. (NWS or the Company). All of the shares of capital stock in National Wine & Spirits Corporation (NWSC) and NWS, Inc.
(NWSI) were contributed in exchange for shares of NWS. In addition, NWSC subsequently distributed all of its shares in NWS Michigan, Inc. (NWSM) to NWS. Finally, a new limited liability company was created into which substantially all of the Illinois operations were transferred (NWS-LLC). The reorganization was accounted for as a combination of entities under common control, similar to a pooling-of-interests. As such, the financial statements have been presented to reflect this accounting treatment. In November 2000, NWSM commenced doing business through its subsidiary, National Wine & Spirits Michigan, LLC (NWSM-LLC) to sell low proof alcohol and non-alcoholic products in the state of Michigan.

Based in Indianapolis, NWSC is a wholesale distributor of liquor and wines throughout Indiana. Based in Chicago, NWS-LLC is a wholesale distributor of liquor and wines throughout Illinois. NWSM is a wholesale distributor of liquor throughout Michigan. NWSC also operates a division for the distribution of cigars and accessories.

The consolidated financial statements include the accounts of NWS, NWSC, NWS-LLC, NWSM and NWSM-LLC. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer and wine. NWS performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's cash, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and the carrying amounts approximate fair value. Long-term notes receivable and payable, except for the Company's senior notes payable, have primarily variable interest rates, thus their carrying amounts approximate fair value. The carrying value of the senior notes payable approximates fair value.

INVENTORY

Substantially all inventory is stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Bulk whiskey represents the Company's interest in certain whiskey inventory, which is being aged by the supplying distiller. This interest serves as collateral for related notes payable to the distiller. In accordance with industry practices, storage and handling costs incurred during the aging process are included as a component of the cost of bulk whiskey. Bulk whisky represented approximately $1,421,000 and $1,497,000 of the total inventory balance at March 31, 2001 and 2000, respectively.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred. Advertising expense was $7,128,000, $5,685,000 and $3,224,000 in 2001, 2000 and 1999, respectively.

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

INTANGIBLE ASSETS

Intangible assets, including goodwill, represent the cost of certain assets obtained in the acquisition of various distributors, costs incurred in obtaining financing and amounts paid to acquire supplier distribution rights. These costs are being amortized by the straight-line method over the terms of the agreements or their estimated useful lives, which range from two to twenty years. Accumulated amortization related to these assets was $5,194,000 and $3,490,000 at March 31, 2001 and 2000, respectively.

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

REVENUE RECOGNITION

NWSC, NWS-LLC and NWSM-LLC purchase inventory items for resale to customers and are liable for payment to the suppliers, as well as collecting payment from customers. NWSM receives a fixed fee per case of liquor distributed for the State of Michigan (distribution fees) which is also responsible for payments to suppliers. All Michigan shipments are cash on delivery.

Net sales and distribution fees are recognized at the time product is shipped.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In connection with an internal review of Company accounts receivable and billing information during fiscal 2001, the Company discovered that accounts receivable had been overstated, records had been altered or destroyed, and that funds had been misappropriated by two former employees at its Indiana location. Independent accountants and investigators were immediately retained, the responsible parties were identified and other corrective and preventive actions were taken. This defalcation resulted in material errors that occurred in fiscal 2000, 1999 and 1998 primarily from an overstatement of accounts receivable during these periods. Accordingly, the Company has restated its Consolidated Financial Statements for the fiscal years 2000, 1999 and 1998. Of the total loss of approximately $4.1 million, the Company has received, or has obtained commitments for, total recoveries of $0.6 million, and it is possible that other sources of recoveries will be identified. For the Company's 2001 fiscal year, a total charge of $0.8 million was reflected in operating results. Amounts charged to the 2000, 1999 and 1998 operating results were $1.2 million, $0.5 million and $1.0 million, respectively.

The effect of the restatement on results of operations and balance sheets are as follows (in thousands):

For the year ended:                         March 31, 2000                 March 31, 1999                 March 31, 1998
-------------------                         --------------                 --------------                 --------------
                                      Previously                     Previously                   Previously
                                       Reported       Restated        Reported      Restated       Reported         Restated
                                     -------------------------       -----------------------      --------------------------

Total revenue....................    $  625,757     $ 625,757        $ 553,353     $ 553,353        $ 521,411      $ 521,411
Gross profit.....................       137,313       137,313          116,619       116,619          109,677        109,677
Selling, general and
  administrative expenses .......       119,751       120,931          104,634       105,124           99,118        100,136
Income from operations...........        17,562        16,382           11,985        11,495           10,559          9,541
Net income.......................         5,855         4,675            1,159           669            7,111          6,093

As of:
Accounts receivable..............    $   44,952      $ 42,264         $ 37,042      $ 35,534         $ 31,313      $  30,295
Total assets.....................       191,140       188,452          180,376       178,868          169,102        168,084
Stockholders' equity.............        21,126        18,438           17,774        16,266           14,582         13,564

3. SALE OF BOTTLED WATER DIVISION

Effective June 5, 2000, NWSC sold certain of its licensed brands, trademarks and trade names of its bottled water division for approximately $10,440,000. NWSC received $9,960,000 for the sale of the assets at the sale date, and the balance of $480,000 was received in September 2000. NWSC recognized a gain of approximately $7,524,000 from the sales of the related assets and liabilities.

4. PURCHASE OF R. M. GILLIGAN, INC.

On April 30, 1999, NWSM purchased all of the stock of R. M. Gilligan, Inc. for $1,800,000. R. M. Gilligan, Inc. is a Michigan corporation that conducts liquor brokerage activities and receives revenue on a per case basis from NWSM's suppliers.

The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired of $253,000, and the remaining $1,547,000 was allocated to goodwill and recorded in intangible assets, based upon the fair market value at the date of acquisition.

5. INVESTMENT IN KENTUCKY DISTRIBUTORSHIP

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

The Company received distributions of $778,000, $497,000 and $182,000 from Commonwealth Wine & Spirits, LLC in 2001, 2000 and 1999 respectively.

6. INVENTORY

Inventory at March 31 is comprised of the following:

                                          2000             2000
                                    ------------------------------

    Inventory at FIFO               $  89,377,000    $  79,652,000
    Less: LIFO reserve                  9,761,000        8,485,000
                                    ------------------------------
                                    $  79,616,000    $  71,167,000
                                    ==============================

If the Company had used the first-in, first-out (FIFO) inventory method, net income would have been $1,276,000, $939,000 and $546,000 greater in 2001, 2000 and 1999, respectively.

7. PROPERTY AND EQUIPMENT

Property and equipment at March 31 is comprised of the following:

                                          2001             2000
                                    -------------------- --------------------

  Land and improvements             $   1,473,000    $   1,532,000
  Buildings and improvements           30,298,000       26,505,000
  Furniture and equipment              15,070,000       16,313,000
  Warehouse equipment                  27,650,000       29,250,000
  Automobiles and trucks                5,850,000        7,401,000
  Construction in progress                427,000          891,000
                                    ------------------------------
                                       80,768,000       81,892,000
  Less: Accumulated depreciation       37,034,000       35,157,000
                                    ------------------------------
                                    $  43,734,000    $  46,735,000
                                    ==============================

8. DEBT

Long-term debt at March 31 is comprised of the following:

                                          2001             2000
                                    ------------------------------

Senior notes payable (A)            $ 110,000,000    $ 110,000,000
Bank revolving line of credit (B)             ---        1,000,000
Term loan payable of $500,000
  due 2002, including interest            500,000        1,000,000
Other                                      71,000          471,000
                                    ------------------------------
                                      110,571,000      112,471,000
Less:  current maturities                 571,000          900,000
                                    ------------------------------
                                    $ 110,000,000    $ 111,571,000
                                    ==============================

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

(B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60,000,000 through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the LIBOR rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At March 31, 2000, all borrowings were being charged the prime lending rate plus 0.5%.

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

Principal payments due on debt at March 31, 2001 are as follows:

           2002              $     571,000
           2003                        ---
           2004                        ---
           2005                        ---
           2006                        ---
           Thereafter          110,000,000
                             -------------
                             $ 110,571,000
                             =============

The Company guarantees an obligation of a related entity, which has an outstanding balance of $500,000 at March 31, 2001.

Cash paid for interest was $13,212,000, $13,116,000 and $9,780,000 in 2001, 2000
and 1999, respectively.

9. COMMON STOCK

The Company has two authorized classes of capital stock: voting $0.01 par value common shares and nonvoting $0.01 par value common shares. Both classes of stock have the same relative rights, performance limitations and restrictions, except that nonvoting shares are not entitled to vote on any matters submitted to a vote of the stockholders, except as provided by law.

Common stock at March 31, 2001 and 2000 is comprised of the following:

                               Number of Shares
                Authorized           Issued          Outstanding       Amount
--------------------------------------------------------------------------------
Voting             200,000           104,520             104,520     $   1,000
Nonvoting       20,000,000         5,226,001           5,226,001     $  53,000

10. COMMITMENTS

The Company leases office and warehouse space under noncancellable operating leases ranging from two to ten years, some of which include renewal and purchase options and escalation clauses, expiring on various dates through 2011. The Company also leases certain trucks and equipment pursuant to noncancellable operating leases with terms ranging from three to seven years. Future minimum rent payments as of March 31, 2001 are as follows:

           2002                      $   4,257,000
           2003                          3,904,000
           2004                          3,195,000
           2005                          2,735,000
           2006                          2,411,000
           Thereafter                    3,218,000
                                     -------------
                                     $  19,720,000
                                     =============

Rent expense was  $4,738,000,  $4,171,000 and $3,738,000 in 2001, 2000 and 1999,
respectively.

11. PENSION PLANS

The Company sponsors a defined benefit pension plan covering substantially all of its warehousemen and drivers. Under terms of the plan, the Company is liable for any unsatisfied liabilities of the other affiliated entities. The Company makes contributions to the plan based on amounts permitted by law.

The components of net periodic pension cost of the defined benefit plan are as follows for the years ended March 31:

                                                              2001             2000           1999
                                                        --------------------------------------------

Service cost-benefits earned during the year            $   231,000     $    270,000     $   262,000
Interest on projected benefit obligation                    255,000          248,000         224,000
Actual return on plan assets                                600,000         (417,000)       (464,000)
Amortization of unrecognized net transition asset            20,000           20,000          20,000
Amortization of loss                                        (40,000)             ---             ---
Amortization of prior service cost                           35,000           35,000          35,000
Difference between expected and actual return on plan
   assets                                                  (937,000)         150,000         247,000
                                                        --------------------------------------------
Net periodic pension cost                               $   164,000     $    306,000     $   324,000
                                                        ============================================

The change in the projected benefit obligation, plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets at March 31, 2001 and 2000 for the defined benefit pension plan are as follows:

                                                                 2001                 2000
                                                         -------------------------------------
Change in projected benefit obligation:
   Benefit obligation at beginning of year               $    3,483,000        $    3,751,000
     Service cost                                               231,000               270,000
     Interest cost                                              255,000               248,000
     Actuarial changes                                           44,000              (662,000)
     Benefits paid                                             (211,000)             (124,000)
                                                         ------------------------------------

   Benefit obligation at end of year                     $    3,802,000        $    3,483,000
                                                         ====================================

                                                                   2001                  2000
                                                         ------------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of year        $    3,953,000        $    3,179,000
   Actual return on plan assets                                (600,000)              417,000
   Company contributions                                        410,000               481,000
   Benefits paid                                               (211,000)             (124,000)
                                                         ------------------------------------

   Fair value of plan assets at end of year              $    3,552,000        $    3,953,000
                                                         ====================================

Funded status of the plan (underfunded)                  $     (250,000)       $      470,000
Unrecognized net actuarial gain                                (372,000)           (1,092,000)
Unrecognized prior service cost                                 752,000               496,000
Unrecognized transition obligation                              107,000               126,000
                                                         ------------------------------------

Prepaid benefit cost                                     $      237,000        $          ---
                                                         ====================================

Weighted-average assumptions:
   Discount rate                                                  7.75%                 6.75%
   Expected return on plan assets                                 8.50%                 8.00%

Balance Sheet Classification:
   Prepaid benefit cost                                  $     (237,000)       $          ---
   Noncurrent deferred additional liability                     487,000                   ---
                                                         ------------------------------------

   Minimum liability                                     $      250,000        $          ---
                                                         ====================================
   Deferred pension costs (intangible asset)             $      487,000        $          ---
                                                         ====================================

The Company also sponsors a defined contribution pension plan for substantially all employees not covered by the defined benefit plan. Contributions to the plan are made at the discretion of the Company and may not exceed 5% of a participant's compensation. The Company's pension expense for the defined contribution plan was $1,215,000, $1,293,000 and $1,044,000 in 2001, 2000 and
1999, respectively.

NWS-LLC contributes to union-sponsored multi-employer pension plans, which provide for contributions based on a specified rate per labor hour. Union employees constitute approximately 61% of NWS-LLC's workforce (all of which are covered under agreements that expire in fiscal 2002) and 55% of NWSM's workforce (19% of which are covered under union agreements that expire in fiscal 2002). Contributions charged to expense were $588,000, $668,000 and $602,000 in 2001, 2000 and 1999, respectively. Information as to NWS-LLC's portion of accumulated plan benefits and plan net assets is not currently available. Under the Employee Retirement Income Security Act of 1974 as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. NWS-LLC has no intention of withdrawing from the plans.

12. RELATED PARTY TRANSACTIONS

NWSC had notes receivable from its two stockholders totaling $4,723,000 and $7,571,000 at March 31, 2001 and 2000, respectively. The notes earn interest at the prime lending rate. Interest income earned was $635,000, $809,000 and $880,000 in 2001, 2000, and 1999, respectively. Proceeds of the notes were used by the stockholders to purchase additional capital stock of NWSC and to make loans to NWS-LLC. The notes, which are due on demand, have been reflected as a reduction of stockholders' equity in the consolidated balance sheets as it is the Company's present intent to satisfy these receivables through future stockholder distributions.

Effective July 31, 1998, the Company and its stockholders executed new notes payable to stockholders to provide for a legal right of offset against the notes receivable from stockholders. Accordingly, as of March 31, 2001 and 2000, the notes payable to stockholders (principal plus accrued interest) have been offset against the notes receivable from stockholders, with the resulting net amount reflected as a reduction of stockholders' equity. The total of the subordinated notes payable was $4,553,000 and $4,459,000 at March 31, 2001 and 2000,
respectively. These notes bear interest at the prime lending rate. Interest expense on these notes was $405,000, $425,000, and $461,000 in 2001, 2000, and
1999, respectively.

The Company paid $170,000 in 2001, 2000, and 1999 for consulting fees to a minority stockholder of NWS-LLC.

A Director of the Company is the Chairman and Chief Executive Officer of eSkye Solutions, Inc. (eSkye). The Company received 6,000,000 shares of common stock in eSkye upon inception, representing founders stock. The Company accounts for its investment in eSkye using the equity method. In October 1999 and May 2000, the Company invested $500,000 and $2,013,000 in convertible preferred stock of eSkye, respectively.

NWS leases facilities and certain office equipment to eSkye under the terms of a three-year operating lease. NWS received rent from eSkye of $262,000 and $151,000 during the years ended March 31, 2001 and 2000, respectively. eSkye reimbursed the Company for the $384,000 of expenses paid on its behalf during the year ended March 31, 2000.

The Company paid $1,000,000 in April 2000 on behalf of an affiliate to Goose Island, a distiller of specialty beer, for the national distribution rights on all Goose Island malt-based products.

13. SEGMENT REPORTING

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

                                                        2001                2000               1999
                                                 -----------------------------------------------------

Revenues from external customers
  Product sales                                  $  639,240,000     $  604,987,000      $  535,521,000
  All other                                          21,573,000         20,770,000          17,832,000
Interest expense
  Product sales                                      11,599,000         11,698,000           9,778,000
  All other                                           1,615,000          1,576,000           1,259,000
Depreciation expense
  Product sales                                       4,941,000          5,205,000           5,020,000
  All other                                           2,105,000          2,065,000           1,947,000
Amortization expense
  Product sales                                       1,300,000          1,243,000           1,320,000
  All other                                             544,000            392,000              87,000
Equity in earnings of Kentucky distributor
  Product sales                                         315,000            131,000             120,000
Loss on extinguishment of debt
  Product sales                                             ---                ---             172,000
  All other                                                 ---                ---             146,000
Segment profit (loss)
  Product sales (Restated)                           16,898,000          5,779,000             448,000
  All other                                          (1,986,000)        (1,104,000)            221,000
Segment assets
  Product sales (Restated)                          181,425,000        174,666,000         167,073,000
  All other                                          11,907,000         13,786,000          11,795,000
Expenditures on long-lived assets
  Product sales                                       5,961,000          5,869,000           7,798,000
  All other                                             122,000            803,000              60,000

14. CONCENTRATION OF RISK

Products purchased from four suppliers amounted to approximately 66%, 70% and 65% of all purchases in 2001, 2000 and 1999, respectively.

During 2001, one supplier which accounted for 33% of 2001 total revenues was acquired by an unrelated third party. While it is possible that certain brands owned by this supplier may not be represented in the market by NWS prospectively, management does not believe this situation will have a material adverse affect on its total revenues.

15. LITIGATION

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

     Not applicable.

                  (Remainder of page intentionally left blank.)

                                    PART III

ITEM 10.       DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information concerning the directors and executive officers of NWS:

Name                  Age       Position
----                  ---       --------

James E. LaCrosse     68        Chairman, President, Chief Executive Officer,
                                Chief Financial Officer and Director
Martin H. Bart        68        Vice Chairman, Senior Vice President and
                                Director
David Wilson          43        Corporate Executive Vice President,
                                Sales & Marketing
Catherine LaCrosse    34        Corporate Vice President of Sales & Marketing
                                and Director
J. Smoke Wallin       34        Executive Vice President, Secretary
                                and Director
James Beck            57        President, NWS-Indiana and Director
David Bart            36        President, NWS-Illinois
Joseph J. Fisch       52        President, U.S. Beverage
Mitchell Stoltz       47        Director
Norma M. Johnston     72        Director
Percy N. Stone        70        Director
William M. Cockrum    63        Director
Vaughn D. Bryson      62        Director

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

     David Bart became President of NWS-Illinois in April 2001. Mr. Bart joined the company in 1993 and most recently served as Executive Vice President of Spirits in Illinois. He has also held positions of Executive Vice President of Wines, district manager of Hamburg Distributing and the On-Premise Division as well as area manager in the Chain Wine Division and General Market. Mr. Bart received a JD from Emory University School of Law in 1990 and a BS in managerial economics from Carnegie-Mellon University in 1987. He is Martin Bart's son.

     Joseph J. Fisch has served as President/CEO of U.S. Beverage, a premium import/craft and specialty beer marketer and sales company, based in Stamford, Connecticut, since its inception in 1997. His previous experience with Joseph E. Seagram Corporation from 1971 through 1996 includes market research analyst; vice president and division manager, General Wine & Spirits Company; vice president/general manager, eastern region, House of Seagram; vice president/general manager, House of Seagram; president, Seagram Beverage Company He received a BS in business administration and marketing from Bowling Green University, Ohio, in 1971.

     Mitchell Stoltz has served as Director of NWS since December 1998. Mr. Stoltz served as President of NWS-Illinois from 1995 to April 2001, at which time he resigned from that position but continues as a Director of NWS. Prior to becoming President, he served as Executive Vice President of Sales and Marketing for NWS-Illinois. Before joining NWS in 1992, Mr. Stoltz served as Vice President and General Manager for Magnolia Marketing Company and as President for Admiral Wine Company. Mr. Stoltz received an M.M. from Northwestern University Kellogg Graduate School of Management in 1985 and a BA in Business from Notre Dame University in 1976.

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

     William M. Cockrum has served as Director of NWS since July 1999. He has been an Adjunct Professor of Finance in the UCLA Anderson School of Business since 1984, teaching entrepreneurial finance, business ethics and investment management. Mr. Cockrum was recognized as top entrepreneurial professor in the nation by Business Week magazine in 1998. Prior to joining UCLA, he spent 25 years in investment banking, serving as a corporate officer at Becker Paribas, Inc. until it was acquired by Merrill Lynch in 1984. Mr. Cockrum received an MBA in finance and marketing from Harvard Business School in 1961 and a BA in economics from DePauw University in 1959.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Only outside Directors of NWS receive compensation per year for serving as directors. Each outside director received $60,000 for the fiscal year ended March 31, 2001 for serving on the board.

EXECUTIVE COMPENSATION

     The  following  table sets forth the  compensation  paid by NWS to James E.
LaCrosse, Chief Executive Officer, and to each of the four most highly compensated executive officers of NWS for fiscal 2001 and 2000:

                                              Summary Compensation Table

                                                                              Annual Compensation
                                                   ---------------------------------------------------------------
Name and Principal Position                        Year       Salary       Bonus       Compensation   Compensation(1)
---------------------------                        ----       ------       -----       ------------   ------------

James E. LaCrosse                                  2001    $ 407,000   $ 249,000       $  2,168 (3)   $  233,114 (2)
   Chairman, President, Chief Financial            2000      438,711     249,000          2,210 (3)      220,585 (2)
Officer, and CEO

Mitchell Stoltz (4)                                2001      221,404     400,000          3,600 (5)        8,769
   President, NWS-Illinois                         2000      202,884      60,000          6,993 (5)        8,596

James Beck                                         2001      157,627     200,000          1,114 (3)        6,940
   President, NWS-Indiana                          2000      159,035     255,000          1,017 (3)        7,788

David Wilson                                       2001      250,000      50,000            -0-            8,920
   Corporate Executive Vice President, Sales
   & Marketing                                     2000      219,923      50,000            -0-            4,305

Joseph Fisch                                       2001      250,000      35,000            -0-            5,000
   President/CEO, U.S. Beverage

(1)  Includes 2001 employer 401(k) Plan  contributions in the following  amounts:  Mr. LaCrosse,  $8,000; Mr. Stoltz,
     $8,769;  Mr. Beck,  $6,940;  Mr.  Wilson,  $8,920;  and Mr. Fisch,  $5,000.  Includes 2000 employer  401(k) Plan contributions in the following  amounts:  Mr. LaCrosse,  $9,585;  Mr. Stoltz,  $8,596; Mr. Beck, $7,788; and Mr.
     Wilson,  $4,305.  Also includes company paid portion of medical premiums in the following  amounts for 2000: Mr.
     Wallin, $2,618.

(2)  Includes $225,114, and $211,000 for fiscal 2001 and 2000,  respectively,  of life insurance premiums paid by NWS on behalf of Mr.  LaCrosse and for the benefit of the LaCrosse family trust for estate  planning  purposes.  NWS expects the premiums paid on behalf of Mr. LaCrosse in the future will remain at their current annual rate. Upon the death of Mr. LaCrosse or termination of the life insurance policies, NWS is entitled to repayment out of the proceeds of the policies of all premiums paid on behalf of Mr.  LaCrosse for the benefit of the LaCrosse  family trust since the inception of the policy in 1994.

(3)  Represents personal use of a company supplied automobile.

(4)  Mr. Stoltz resigned as President of NWS-Illinois on April 30, 2001.

(5)  Represents  payments of $3,600 by NWS of country  club dues for fiscal  years 2001 and 2000,  and an  additional
     $3,093 representing personal use of a company-supplied automobile for fiscal year 2000.

                                    (Remainder of page intentionally left blank.)

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

                                                       Number of
Name and Address                                         Shares        Percent
----------------                                         ------        -------
James E. LaCrosse
     700 West Morris Street
     Indianapolis, Indiana 46225.......................  86,520           83%
Norma M. Johnston
     700 West Morris Street
     Indianapolis, Indiana 46225.......................  18,000           17%
All executive officers and directors as a group
     (11 persons)...................................... 104,520          100%

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


                  (Remainder of page intentionally left blank.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     J. Smoke Wallin, a Director of the Company, is the Chairman and Chief Executive Officer of eSkye Solutions, Inc. The Company received 1,500,000 shares of common stock in eSkye Solutions Inc. upon inception, representing founders stock. eSkye Solutions, Inc. subsequently issued a 4 to 1 split, thus 6,000,000 shares are currently held by NWS. The Company accounts for its investment in eSkye Solutions, Inc. using the equity method. In October, 1999, the Company invested $500,000 in convertible preferred stock of eSkye Solutions, Inc. The Company invested an additional $2,012,500 in convertible preferred stock in May 2000.

     NWS leases facilities and certain office equipment to eSkye Solutions, Inc. under the terms of a three-year operating lease. NWS received rent from eSkye Solutions, Inc. of $262,000 and $151,000 during the year ended March 31, 2001 and 2000, respectively. eSkye Solutions, Inc. reimbursed the Company for $384,000 of expenses paid on its behalf during 2000.

     From time to time, NWS-Indiana has loaned money to its principal shareholders, James E. LaCrosse and Norma M. Johnston, the primary purpose of which was to provide the necessary funds to finance start-up expenses and working capital needs of NWS-Illinois, an affiliated company owned prior to the reorganization by Mr. LaCrosse, Mrs. Johnston and Martin H. Bart. As of March 31, 2001, total indebtedness of Mr. LaCrosse and Mrs. Johnston to NWS-Indiana was $4.7 million. The indebtedness, which is presently due upon demand, bears interest at the prime lending rate of the Company's principal lending institution (8.5% at March 31, 2001). The proceeds of the loans were provided by Mr. LaCrosse and Mrs. Johnston to NWS-Illinois in the form of loans or additional capital contributions. This indebtedness to Mr. LaCrosse and Mrs. Johnston of $4.5 million, which matures in 2009, is subordinated to the senior notes and the credit facility, and bears interest at 8.0% (prime rate at March 31, 2001). At the closing of the senior notes and the credit facility, NWS-Indiana distributed approximately $1.8 million to Mr. LaCrosse and Mrs. Johnston. Additionally, the obligations of NWS-Illinois under the subordinated shareholder notes are expressly subject to timely payment by Mr. LaCrosse and Mrs. Johnston of their obligations under their notes to NWS-Indiana.

     On July 27, 1998, Mr. LaCrosse transferred substantially all of his non-voting stock to a family trust for estate-planning purposes. As part of this transfer and in addition to normal distributions for tax purposes, NWS distributed $3.6 million to Mr. LaCrosse, the family trust, and Mrs. Johnston in the annual period ended March 31, 2001. These distributions were made within the terms and conditions contained in the Company's indenture governing its senior notes (including the limitation on restricted payments) and the credit facility. The family trust remitted these funds to Mr. LaCrosse in repayment of indebtedness for the non-voting stock that was purchased on July 27, 1998. Mr. LaCrosse and Mrs. Johnston then remitted $3.6 million to NWS-Indiana to reduce their indebtedness described above.

     NWS-Indiana and NWS-Illinois have operated as S corporations under the Internal Revenue Code of 1986 (Code), and their respective subsidiaries have all operated as qualified subchapter S subsidiaries under the Code or other similarly taxed pass-through entities (the "S Corp. Businesses"). NWS has elected to be treated as an S corporation under the Code and has elected or will elect for each of its subsidiaries to be treated as qualified subchapter S subsidiaries. The S Corp. Businesses have not been subject to tax on their respective net taxable incomes, and the shareholders of the S Corp. Businesses have been directly subject to tax on their respective proportionate shares of such net taxable income. NWS-Indiana and NWS-Illinois have historically made cash distributions to Mr. LaCrosse, Mrs. Johnston and Mr. Bart in amounts equal to or greater than their respective tax obligations related to the S Corp. Businesses. The aggregate amount of these distributions during 1999, 2000, and 2001 were $5.0 million, $4.8 million and $10.6 million, respectively. The terms of the senior notes and the credit facility does permit NWS to make distributions to shareholders with respect to their tax liabilities subject to certain conditions and limitations each of the fiscal years ending 1999, 2000 and 2001.

     NWS-Illinois also paid a company owned by Mr. Bart $0.2 million during each of fiscal years 2001, 2000 and 1999 for certain consulting services provided by Mr. Bart to NWS-Illinois. During 1998, NWS-Indiana entered into a five-year non-compete agreement with James Beck, president of NWS-Indiana and a Director of NWS, under which Mr. Beck was paid $0.3 million by the Company. NWS-Indiana obtained certain inventory and other property related to the wholesale cigar distribution business previously operated by Mr. Beck.

     The Company paid $1,000,000 in April 2000 on behalf of United States Beverage, L.L.C. to Goose Island, a distiller of specialty beer for the national distribution rights on all Goose Island malt-based products. Joseph Fisch, President and CEO of U. S. Beverage, beneficially owns in excess of 10% equity interest in U.S. Beverage.

     NWS pays "split-dollar" insurance premiums on seven insurance policies with a fair value of $14.0 million on the lives of Mr. LaCrosse and Mrs. Johnston. See Item 11-Executive Compensation. NWS is entitled to receive reimbursement for all premiums paid out of the proceeds of these policies upon the death of Mr. LaCrosse and Mrs. Johnston. Premiums paid by NWS were $328,000 in 2001, $328,000 in 2000, and $320,000 in 1999. The LaCrosse Family Trust is the beneficiary of those policies.

                  (Remainder of page intentionally left blank.)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report.
         --------------------------------------

          1.   Financial Statement

                                                                     Page(s) in
                                                                     this Report
                                                                     -----------

               Report of Independent Auditors                             28

               Consolidated balance sheets - March 31, 2001 & 2000        29

               Consolidated statements of income - Years ended
               March 31, 2001, 2000 & 1999                                30

               Consolidated statements of stockholders' equity -
               Years ended March 31, 2001, 2000 & 1999                    31

               Consolidated statements of cash flows - Years
               ended March 31, 2001, 2000 & 1999                          32

               Notes to consolidated financial statements              33 to 45


          2.   Financial Statement Schedule:

               Included as outlined in Item 8 of Part II of this Report.

               Schedule II - Valuation & Qualifying Accounts & Reserves   54

               Schedules other than those listed above are omitted as they are not required, or not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

          3.   Exhibits

               See the Index to Exhibits on pages 56 & 57 of this Form 10-K, which is incorporated by reference herein.

     (b)  Reports on Form 8-K. None.
          -------------------

     (c) See the Index to Exhibits on pages 56 & 57 of this Form 10-K, which is incorporated by reference herein.


                                            NATIONAL WINE & SPIRITS, INC.
                                                     SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                                           Additions
                                          Balance at      Charged to      Charged to                     Balance at
                                          Beginning        Costs and         Other                           End
          Description                     of Period        Expenses         Accounts    Deductions       of Period
--------------------------------------------------------------------------------------------------------------------

Year ended March 31, 2001
Deducted from asset account:
  Allowance for doubtful accounts        $  1,412,000     $   599,000     $    ---    $ 274,000 (1)    $   1,737,000
  LIFO reserve                              8,485,000       1,276,000          ---          ---            9,761,000
                                         ---------------------------------------------------------------------------
                                   Total $  9,897,000     $ 1,875,000     $    ---    $ 274,000        $  11,498,000
                                         ===========================================================================

Year ended March 31, 2000
Deducted from asset account:
  Allowance for doubtful accounts        $  1,298,000     $   544,000     $    ---    $ 430,000 (1)    $   1,412,000
  LIFO reserve                              7,546,000         939,000          ---          ---            8,485,000
                                         ---------------------------------------------------------------------------
                                   Total $  8,844,000    $  1,483,000     $    ---    $ 430,000        $   9,897,000
                                         ===========================================================================

Year ended March 31, 1999
Deducted from assets account:
  Allowance for doubtful accounts        $    900,000     $   504,000     $    ---    $ 106,000 (1)    $   1,298,000
  LIFO reserve                              7,000,000         546,000          ---          ---            7,546,000
                                         ---------------------------------------------------------------------------
                                   Total $  7,900,000     $ 1,050,000     $    ---    $ 106,000        $   8,844,000
                                         ===========================================================================

(1)  Uncollectible accounts written off, net of recoveries.

                                    (Remainder of page intentionally left blank.)

                                                        - 54 -

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2001.

                                   NATIONAL WINE & SPIRITS, INC.


                                   By: /s/ James E. LaCrosse
                                       -----------------------------------------
                                       James E. LaCrosse,
                                       Chairman, President, Chief Executive
                                       Officer, and Chief Financial Officer


     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed on the 29th day of June, 2001 by the following persons in the capacities indicated:

      SIGNATURE                                      TITLE

/s/ James E.LaCrosse          Chairman,  President, Chief Executive Officer
--------------------------    (Principal Executive Officer), and Chief Financial
James E. LaCrosse             Officer


--------------------------    Director, Executive Vice President, and Secretary
J. Smoke Wallin


/s/ Martin H. Bart            Director
--------------------------
Martin H. Bart


s/ James Beck                 Director
--------------------------
James Beck


--------------------------    Director
Mitchell Stoltz


--------------------------    Director
William Cockrum


--------------------------    Director
Percy N. Stone


/s/ Norma M. Johnston         Director
--------------------------
Norma M. Johnston


/s/ Vaughn D. Bryson          Director
--------------------------
Vaughn D. Bryson


/s/ Catherine M. LaCrosse     Director
--------------------------
Catherine LaCrosse

                                INDEX TO EXHIBITS


   Exhibit
      No.                        Description
   -------                       -----------

     3.1 Amended and Restated Articles of Incorporation of National Wine & Spirits, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10K for the year ended March 31, 2000.)

     3.2  Amended  and  Restated  Bylaws  of  National  Wine  &  Spirits,   Inc.
          (Incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10K for the year ended March 31, 2000.)

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

STATEMENT REGARDING COMPUTATION OF RATIOS
EXHIBIT (12)


                                                            Years Ended March 31,
                                                                (in thousands)
                                      -------------------------------------------------------------------
                                                        1998         1999          2000
                                           1997       Restated     Restated      Restated          2001
Consolidated pretax income
 from continuing
 operations...........................$    1,603     $  6,093     $    987       $  4,675      $ 14,912

Interest..............................
                                           8,486        9,672       11,037         13,274        13,214

Net amortization of debt discount
  and premium and issuance expense....       261          325          385            628           629

Interest portion of rental
 expense..............................       634        1,120        1,122          1,251         1,422
                                      -----------------------------------------------------------------

Earnings..............................$   10,984     $ 17,210     $ 13,531       $ 19,828      $ 30,177
                                      =================================================================

Interest..............................$    8,486     $  9,672     $ 11,037       $ 13,274      $ 13,214

Net amortization of debt discount
  and premium and issuance expense....       261          325          385            628           629

Interest portion of rental
  expense.............................       634        1,120        1,122          1,251         1,422
                                      -----------------------------------------------------------------

Fixed Charges.........................$    9,381     $ 11,117     $ 12,544       $ 15,153      $ 15,265
                                      =================================================================

Ratio of earnings to fixed
   charges............................       1.2          1.5          1.1            1.3           2.0