Form 10-Q
period 2001-06-30
NATIONAL WINE & SPIRITS INC
filed 2001-08-13
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001.

                Class                  Outstanding at August 10, 2001
                -----                  ------------------------------

             Common Stock,
            $.01 par value                     104,520 shares
                voting

             Common Stock,
            $.01 par value                    5,226,001 shares
              non-voting

                          NATIONAL WINE & SPIRITS, INC.
                                Quarterly Report
                       For the period ended June 30, 2001


                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
             June 30, 2001 and March 31, 2001...............................3

         Condensed Consolidated Statements of Income
             Three Months Ended June 30, 2001 and 2000......................4

         Condensed Consolidated Statements of Cash Flows
             Three Months Ended June 30, 2001 and 2000......................5

         Notes to Condensed Consolidated Financial Statements...............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.......................................................15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................16

Item 4.  Submission of Matters to a Vote of Security Holders...............16

Item 5.  Other Events......................................................16

Item 6.  Exhibits and Reports on Form 8-K..................................16

         Signature.........................................................17


PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements


                                           NATIONAL WINE & SPIRITS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                              June 30, 2001        March 31, 2001
                                                                                (unaudited)            (Note 1)
                                                                                -----------            --------

ASSETS
Current assets:
     Cash                                                                     $      2,703         $        4,094
     Accounts receivable, less allowances for doubtful accounts                     43,262                 39,001
     Inventory                                                                      96,411                 79,616
     Prepaid expenses and other                                                      3,216                  4,231
                                                                              ------------         --------------
Total current assets                                                               145,592                126,942
Property and equipment, net                                                         43,615                 43,734
Other assets
     Notes receivable                                                                  729                    811
     Cash surrender value of life insurance, net of loans                            2,881                  2,821
     Investment in Kentucky distributor                                              6,670                  6,609
     Investment in eSkye Solutions, Inc.                                             2,513                  2,513
     Intangible assets, net of amortization                                          8,883                  9,290
     Deferred pension costs                                                            487                    487
     Deposits and other                                                                200                    125
                                                                              ------------         --------------
Total other assets                                                                  22,363                 22,656
                                                                              ------------         --------------
TOTAL ASSETS                                                                  $    211,570         $      193,332
                                                                              ============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $     49,350         $       35,739
     Accrued payroll and payroll taxes                                               4,918                  6,913
     Excise taxes payable                                                            5,396                  5,401
     Other accrued expenses and taxes                                               11,747                  8,510
     Current maturities of long-term debt                                              546                    571
                                                                              ------------         --------------
Total current liabilities                                                           71,957                 57,134
     Deferred pension liability                                                        487                    487
     Long-term debt                                                                111,100                110,000
                                                                              ------------         --------------
Total liabilities                                                                  183,544                167,621
                                                                              ------------         --------------
Stockholders' equity
     Voting common stock, $.01 par value                                                 1                      1
     Nonvoting common stock, $.01 par value                                             53                     53
     Additional paid-in capital                                                     25,009                 25,009
     Retained earnings                                                               3,192                    818
                                                                              ------------         --------------
                                                                                    28,255                 25,881
     Notes receivable from stockholders, net                                          (229)                  (170)
                                                                              ------------         --------------
Total stockholders' equity                                                          28,026                 25,711
                                                                              ------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    211,570         $      193,332
                                                                              ============         ==============

See notes to condensed consolidated financial statements.


PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements


                                           NATIONAL WINE & SPIRITS, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (Amounts in thousands)
                                                    (Unaudited)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                              June 30, 2001         June 30, 2000
                                                                              -------------         -------------

Net product sales                                                             $    162,116         $      157,139
Distribution fees                                                                    5,301                  5,048
                                                                              ------------         --------------
Total revenue                                                                      167,417                162,187
Cost of products sold                                                              129,172                125,128
                                                                              ------------         --------------
Gross profit                                                                        38,245                 37,059
                                                                              ------------         --------------
Operating expenses:
     Warehouse and delivery                                                         10,041                  9,937
     Selling                                                                        12,409                 11,815
     Administrative                                                                 10,417                  9,657
                                                                              ------------         --------------
Total operating expenses                                                            32,867                 31,409
                                                                              ------------         --------------
Income from operations                                                               5,378                  5,650
                                                                              ------------         --------------
Interest expense:
     Related parties                                                                   (78)                  (113)
     Third parties                                                                  (2,926)                (3,135)
                                                                              ------------         --------------
                                                                                    (3,004)                (3,248)
Other income:
     Equity in earnings of Kentucky distributor                                        146                     79
     Rental and other income                                                            49                     27
     Gain on sale of assets                                                             14                  7,519
     Interest income                                                                   111                    200
                                                                              ------------         --------------
Total other income                                                                     320                  7,825
                                                                              ------------         --------------
Net income                                                                    $      2,694         $       10,227
                                                                              ============         ==============


See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements


                                           NATIONAL WINE & SPIRITS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
                                                    (Unaudited)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                              June 30, 2001         June 30, 2000
                                                                              -------------         -------------

Operating activities
     Net income                                                               $      2,694         $       10,227
     Adjustments to reconcile net income to net cash used by operating activities
     Depreciation of property and equipment                                          1,711                  2,019
     Gain on sales of assets                                                           (14)                (7,519)
     Amortization of intangible assets                                                 407                    486
     Equity in earnings of Kentucky distributor                                       (146)                   (79)
     Changes in operating assets and liabilities
         Accounts receivable                                                        (4,261)                (5,151)
         Inventory                                                                 (16,795)               (18,189)
         Prepaid expenses and other                                                  1,015                    (40)
         Accounts payable                                                           13,611                  4,699
         Accrued expenses and taxes                                                  1,237                  2,811
                                                                              ------------         --------------
Net cash used by operating activities                                                 (541)               (10,736)
Investing activities:
     Purchases of property and equipment                                            (1,639)                (2,140)
     Investment in eSkye Solutions, Inc.                                                --                 (2,013)
     Proceeds from sale of assets                                                       --                  9,964
     Proceeds from sale of property and equipment                                       61                    116
     Distributions from Kentucky distributor                                            85                     99
     Intangible assets                                                                  --                 (1,000)
     Deposits and other                                                                (75)                    39
     Increase in cash surrender value of insurance                                     (60)                    (3)
     Decrease in notes receivable                                                       82                     77
                                                                              ------------         --------------
Net cash provided (used) by investing activities                                    (1,546)                 5,139
Financing activities:
     Net proceeds of line of credit borrowings                                       1,100                 10,000
     Principal payments on long-term debt                                              (25)                  (325)
     Proceeds of borrowings from stockholder                                            78                    118
     Repayments on borrowings from stockholders                                        (50)                    --
     Notes receivable from stockholders and others                                     (87)                  (175)
     Distributions to stockholders                                                    (320)                (3,012)
                                                                              ------------         --------------
Net cash provided by financing activities                                              696                  6,606
                                                                              ------------         --------------
Net (decrease) increase in cash                                                     (1,391)                 1,009
Cash at beginning of period                                                          4,094                  3,559
                                                                              ------------         --------------
Cash at end of period                                                         $      2,703         $        4,568
                                                                              ============         ==============

See notes to condensed consolidated financial statements.

                          National Wine & Spirits, Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of National Wine & Spirits, Inc. (NWS), National Wine & Spirits Corporation (NWSC), NWS, Inc. (NWSI), NWS-Illinois, LLC (NWS-LLC), and NWS Michigan, Inc. (NWSM). In November 2000, NWSM commenced doing business through its subsidiary, National Wine & Spirits Michigan, LLC (NWSM-LLC) to sell low-proof alcohol and non-alcoholic products in the State of Michigan. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer, and wine.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

     The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning for the quarter ending June 30, 2002. Application of the nonamortization goodwill provisions of the Statement is expected to result in an increase in net income of $100,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K dated June 29, 2001.

2.   SALE OF BOTTLED WATER DIVISION

     Effective June 5, 2000, NWSC sold certain of its licensed brands, trademarks and trade names of its bottled water division for approximately $10,440,000. NWSC received $9,960,000 for the sale of the assets at the sale date, and the balance of $480,000 was received in September 2000. NWSC recognized a gain of approximately $7,524,000 from the sales of the related assets and liabilities.

3.   INVENTORY

     Inventory is comprised of the following:

                                             June 30, 2001       March 31, 2001
                                             -------------       --------------

     Inventory at FIFO                       $ 106,602,000       $   89,377,000
     Less: LIFO reserve                         10,191,000            9,761,000
                                             -------------       --------------

                                             $  96,411,000       $   79,616,000
                                             =============       ==============

4.   DEBT

     Long-term debt is comprised of the following:

                                             June 30, 2001       March 31, 2001
                                             -------------       --------------

      Senior notes payable (A)               $ 110,000,000       $  110,000,000
      Bank revolving line of credit (B)          1,100,000                   --
      Term loan payable due 2002,
        including interest                         500,000              500,000
      Other                                         46,000               71,000
                                             -------------       --------------
                                               111,646,000          110,571,000
Less:  current maturities                          546,000              571,000
                                             -------------       --------------
                                             $ 111,100,000       $  110,000,000
                                             =============       ==============

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

     (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60,000,000 through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At June 30, 2001, the $1,100,000 of outstanding borrowings bear interest at 7.25%, entirely at prime based pricing. The Company also pays a commitment fee ranging from .25% to 0.5% of its undrawn portion of its line of credit.

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

6.   SEGMENT REPORTING

     The Company's reportable segments are business units that engage in products sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                                     Three Months Ended
                                             June 30, 2001        June 30, 2000
                                             -------------        -------------

Revenue from external customers
     Product sales                           $ 162,116,000       $  157,139,000
     All other                                   5,301,000            5,048,000
Segment profit (loss)
     Product sales                               3,527,000           10,780,000
     All other                                    (833,000)            (553,000)
Segment assets
     Product sales                             199,613,000          202,161,000
     All other                                  11,957,000           13,060,000


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

     OVERVIEW

     The Company is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company's current operations are in Illinois, Indiana, Michigan, and Kentucky. The Company's reported revenues include net product sales in Indiana, Illinois and Michigan, and distribution fees in Michigan. References to U.S. Beverage (USB) relate to the operations of the Company's national import, craft and specialty beer marketing business performed by NWS-Illinois.

     The Company experienced a 3.2% increase in revenue to $167.4 million for the three months ended June 30, 2001, as compared to $162.2 million for the prior year's quarter. Case volume for wine and spirits in the product markets increased 5.1% due to greater sales of existing brands along with new product introductions in Illinois and Indiana. Of notable success was the introduction of K Draft Cider from Constellation Brands (Canandaigua) in Illinois, which had sales for the quarter of $1.6 million on case sales of 90,000. Results for the quarter ended June 30, 2001 were within management's expectations.

     OUTLOOK

     The Company expects that revenues will grow slightly due to increased sales of existing premium brands, while case volume will remain flat as compared to last year. The industry continues to await the regulatory approval of the sale of the Seagram wine and spirits business to Diageo and Pernod Ricard. It now seems likely this could be in the fall. Although concerned, the Company is confident, based upon our history of sales performance and capabilities, that it will continue to represent the brands which Diageo and Pernod Ricard are set to acquire. Jim Beam Brands (Future Brands, LLC) assumed control of the Absolut distribution rights in the United States as of May 2001, and the Company has continued to represent this important brand in all of our markets.

     In May 2001, U.S. Beverage announced a long-term agreement with Grolsch International BV to provide national distribution, marketing and sales for premium Grolsch beers. In calendar 2000, Grolsch sold approximately 2 million cases nationwide, representing approximately $35 million in sales. The Company expects that it will commence distribution of Grolsch by the end of our fiscal year, awaiting the expiration of distribution rights currently held by Seagram.


THREE MONTHS ENDED JUNE 30, 2001, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000.

     RESULTS OF OPERATIONS

     The following table includes information regarding total cases shipped by the Company during the three months ended June 30, 2001 compared with the comparable period ended June 30, 2000:

                                             Three Months Ended, June 30,
                                             ----------------------------
                                               2001                  2000             Percent Change
                                               ----                  ----             --------------
                                                  (Cases in thousands)
Wine (product sales operations)                  814                   762                  6.8%
Spirits (product sales operations)               836                   808                  3.5%
Spirits (distribution fee operations)            673                   697                 (3.4%)
                                               -----                 -----
    Total wine and spirits                     2,323                 2,267                  2.5%
Other                                          1,427                 1,656                (13.8%)
                                               -----                 -----
    Total                                      3,750                 3,923                 (4.4%)
                                               =====                 =====


     REVENUE

     Total product sales increased 3.2% to $162.1 million for the quarter ended June 30, 2001 as compared to $157.1 million for the prior year's comparable quarter. Product sales increases were due to wine sales in the Illinois and Indiana markets, which included the effects of product introductions and an overall increase in consumption. Revenue and case sales from non-alcoholic products were down due to the sale of the bottled water division during the quarter ended June 2000. The decline in these relatively low priced units have not had a significant effect on our revenues, but have allowed for lower operating expenses. Fee revenue increased 5.0% to $5.3 million for the quarter ended June 30, 2001 as compared to $5.0 million for the prior year's comparable quarter. The increase was entirely driven by the fee increase to $7.32 from $6.50 per case that was enacted by the State of Michigan during the prior fiscal year.

     GROSS PROFIT

     Gross profit percentage on product sales was stable at 20.3% for the quarter ended June 30, 2001 as compared to 20.4% for the prior year's comparable quarter. Gross margin on product sales increased $0.9 million for the quarter ended June 30, 2001 as compared to the prior year's comparable quarter. The Company was pleased with this stability, which was due to higher margins on sales of wine and spirits and offset by the decline in sales of non-alcoholic products as described above.

     OPERATING EXPENSES

     Total operating expenses increased 4.6% to $32.9 million for the quarter ended June 30, 2001 as compared to $31.4 million for the prior year's comparable quarter. Additional operating expenses are being incurred by the USB division, in anticipation of the Grolsch brand addition.

     Selling expenses increased 5.0% to $12.4 million for the quarter ended June 30, 2001 as compared to $11.8 million for the prior year's comparable quarter. This increase was primarily the result of increased selling expenses in the USB division and increased wages in the product markets.

     Warehouse and delivery expenses remained stable at $10.0 million for the quarter ended June 30, 2001 as compared to $9.9 million for the prior year's comparable quarter. The operational savings that resulted from reduced non-alcoholic sales in the Indiana market offset increases in wages in the warehouse and delivery areas.

     Administrative expense increased $0.8 million, or 7.9% for the quarter ended June 30, 2001 from the prior year's comparable quarter. Increased costs of casualty insurance, health & welfare benefits, professional fees, and bad debts were primarily responsible for the expense increase. The USB division experienced an increase in bad debts due to a customer filing bankruptcy, which accounted for $0.2 million of the administrative increase.

     INCOME FROM OPERATIONS

     Operating income declined slightly to $5.4 million for the quarter ended June 30, 2001 as compared to $5.7 million for the prior year's comparable quarter. Increased costs associated with the distribution fee operations along with expansion of the USB division were primarily responsible for the operating income decline.

     INTEREST EXPENSE

     Interest expense declined 7.5% to $3.0 million for the quarter ended June 30, 2001 as compared to $3.2 million the prior year's comparable quarter. Reduced revolving credit balances, primarily due to the proceeds received from the sale of the bottled water division in June 2000, along with the decline in the prime rate upon which the Company's revolving line of credit is based, were primarily responsible for the decreased expense.

     OTHER INCOME

     Other income decreased $7.5 from the prior year's comparable quarter due to the sale of the Cameron Springs bottled water division in June 2000. The Company's share of income from Commonwealth Wine & Spirits, LLC remained constant at $0.1 million.

     NET INCOME

     Net income was $2.7 million for the quarter ended June 30, 2001 as compared to $10.2 million for the prior year's comparable quarter. The Company's gain from the sale of the bottled water division was $7.5 million during the quarter ended June 30, 2000.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended June 30, 2001 decreased $0.7 million to $7.5 million as compared to $8.2 million for the prior year's comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, and its
U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms and bank borrowings.

     At June 30, 2001, the Company had $1.1 million outstanding on its $60.0 million revolving credit facility, as compared to $11.0 outstanding at June 30, 2000.

     The Company used $0.5 million in net cash from operating activities for the three months ended June 30, 2001, a decrease of $10.2 million from the prior year's comparable quarter. The increase in cash provided, as compared to the prior year's comparable quarterly period, resulted from increased cash provided by payables of $8.9 million and less cash used for inventory of $1.4 million. This was the result of inventory purchases being made during June 2001 and utilizing trade credit rather than revolving bank credit. Working capital decreased to $73.6 million at June 30, 2001 versus $81.4 million at June 30, 2000 primarily from the increase in payables.

     Net cash used by investing activities increased $6.7 million from the prior year's comparable quarter. This net decrease in funds provided were primarily the result of expenditures during June 2000 for investments in eSkye Solutions, Inc. and intangibles, along with the receipt of funds from the sale of the bottled water division.

     Net cash provided by financing activities was $0.7 million for the three months ended June 30, 2001 as compared to $6.6 million from the prior year's comparable quarter. Proceeds from the revolving credit facility during the current quarter were less than the prior year's comparable quarter by $9.9 million. The Company's distributions to stockholders were reduced by $2.7 million for the current year's quarter as compared to the prior year's comparable quarter due to the timing of tax liabilities from 2000 to 2001.

     Total assets increased to $211.6 million at June 30, 2001, an $18.2 million increase from March 31, 2001. This is a normal working capital increase from the year-end to the first fiscal quarter, as the comparable prior year's increase in assets from March 31 to June 30 was $24.1 million. The increase in assets is driven by greater accounts receivable and inventory reflecting the greater sales volume in the June fiscal quarter as compared to the March fiscal quarter. Total debt remained stable at June 30, 2001 as compared to March 31, 2001 due to the timing of inventory purchases that took advantage of trade credit rather than revolving credit. Equity increased $2.3 million, to $28.0 million at June 30, 2001 as compared to March 31, 2001 primarily due to net income of $2.7 million and distributions of $0.3 million.

     The Company believes cash flow from operations and existing capital resources, including cash and borrowings available under the Company's revolving credit facility, will be sufficient to satisfy the Company's anticipated working capital and debt service requirements and expansion plans.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following individuals were unanimously elected to serve as members of the Board of Directors of the Corporation at the annual shareholders meeting on June 12, 2001, and will serve until the next annual meeting to be held on June 11, 2002: Martin H. Bart, James Beck, Vaughn Bryson, William Cockrum, Norma M. Johnston, Catherine LaCrosse, James E. LaCrosse, Mitchell T. Stoltz, Percy Stone and J. Smoke Wallin.


ITEM 5. OTHER EVENTS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, National Wine & Spirits, Inc. is identifying in exhibit 99 to this quarterly report important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company.


ITEM 6. EXHIBITS

     (a)  Exhibits

          (99) Exhibit 99 - Forward-Looking Statements

     (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL WINE & SPIRITS, INC.


  August 13, 2001                    /s/ James E. LaCrosse
--------------------                 -------------------------------------------
      Date                           James E. LaCrosse,
                                     Chief Financial Officer

                                                                      Exhibit 99

Forward-Looking Statements


     From time to time, the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting the Company's best judgement based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

     While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of the Company's business include the following:

     (1) economic and competitive conditions in the markets in which the Company operates;

     (2) strikes or other work stoppages affecting the Company or its major customers or suppliers;

     (3) the Company's ability to continue to control and reduce its costs of storage and distribution;

     (4) the level of consumer demand in the states in which the Company operates for the Company's line of alcohol-based beverages;

     (5) supplier consolidation could result in brand realignment and the loss of certain products and customers;

     (6) the risks associated with the reliance on one or a few significant suppliers;

     (7) the impact of significant price increases or decreases in availability of certain alcohol-based beverages distributed by the Company;

     (8) the nature and extent of any current or future state and federal regulations regarding the distribution of alcohol-based beverages;

     (9)  changes  in  financial  markets  affecting  the  Company's   financial
          structure and the Company's costs of capital and borrowed money;

     (10) any other factors which may be identified from time to time in the Company's periodic SEC filings and other public announcements.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.