Form 10-Q
period 2001-09-30
NATIONAL WINE & SPIRITS INC
filed 2001-11-07
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to ________________.


                        Commission File Number: 333-74589


                          NATIONAL WINE & SPIRITS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                Indiana                                35-2064429
     -------------------------------        ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


P.O. Box 1602, 700 W. Morris Street, Indianapolis, Indiana          46206
-----------------------------------------------------------         -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2001.

          Class                       Outstanding at November 2, 2001
          -----                       -------------------------------

      Common Stock,
      $.01 par value                            104,520 shares
          voting

      Common Stock,
      $.01 par value                          5,226,001 shares
        non-voting

                          NATIONAL WINE & SPIRITS, INC.
                                Quarterly Report
                     For the period ended September 30, 2001


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
              September 30, 2001 and March 31, 2001........................... 3

          Condensed Consolidated Statements of Income
              Three Months Ended September 30, 2001 and 2000; Six Months
              ended September 30, 2001 and 2000............................... 4

          Condensed Consolidated Statements of Cash Flows
              Six Months Ended September 30, 2001 and 2000.................... 5

          Notes to Condensed Consolidated Financial Statements................ 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.........................................................18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................18

Item 5.   Other Events........................................................18

Item 6.   Exhibits and Reports on Form 8-K....................................18

          Signature...........................................................19

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements

                                           NATIONAL WINE & SPIRITS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                         September 30, 2001        March 31, 2001
                                                                         ------------------        --------------
                                                                                (unaudited)              (Note 1)

Current assets:
     Cash                                                                   $        4,780           $      4,094
     Accounts receivable, less allowances for doubtful accounts                     38,409                 39,001
     Inventory                                                                      88,700                 79,616
     Prepaid expenses and other                                                      3,208                  4,231
                                                                            --------------           ------------
Total current assets                                                               135,097                126,942

Property and equipment, net                                                         43,036                 43,734

Other assets
     Notes receivable                                                                  647                    811
     Cash surrender value of life insurance, net of loans                            2,884                  2,821
     Investment in Kentucky distributor                                              6,346                  6,609
     Investment in eSkye Solutions, Inc.                                             2,513                  2,513
     Intangible assets, net of amortization                                          8,494                  9,290
     Deferred pension costs                                                            487                    487
     Deposits and other                                                                 81                    125
                                                                            --------------           ------------
Total other assets                                                                  21,452                 22,656
                                                                            --------------           ------------
TOTAL ASSETS                                                                $      199,585           $    193,332
                                                                            ==============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $       36,601           $     35,739
     Accrued payroll and payroll taxes                                               5,527                  6,913
     Excise taxes payable                                                            4,887                  5,401
     Other accrued expenses and taxes                                               10,109                  8,510
     Current maturities of long-term debt                                               21                    571
                                                                            --------------           ------------
Total current liabilities                                                           57,145                 57,134
     Deferred pension liability                                                        487                    487
     Long-term debt                                                                115,966                110,000
                                                                            --------------           ------------
Total liabilities                                                                  173,598                167,621
                                                                            --------------           ------------
Stockholders' equity
     Voting common stock, $.01 par value                                                 1                      1
     Nonvoting common stock, $.01 par value                                             53                     53
     Additional paid-in capital                                                     25,009                 25,009
     Retained earnings                                                                 924                    818
                                                                            --------------           ------------
                                                                                    25,987                 25,881
     Notes receivable from stockholders, net                                           ---                   (170)
                                                                            --------------           -------------
Total stockholders' equity                                                          25,987                 25,711
                                                                            --------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      199,585           $    193,332
                                                                            ==============           ============

See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements


                                                  NATIONAL WINE & SPIRITS, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Amounts in thousands)
                                                           (unaudited)


                                                      Three Months Ended                            Six Months Ended
                                           September 30, 2001     September 30, 2000    September 30, 2001    September 30, 2000
                                           ------------------     ------------------    ------------------    ------------------

Net product sales                             $    152,450           $    151,620         $    314,566           $    308,758
Distribution fees                                    5,654                  4,998               10,955                 10,046
                                              ------------           ------------         ------------           ------------
Total revenue                                      158,104                156,618              325,521                318,804

Cost of products sold                              122,342                122,150              251,514                247,278
                                              ------------           ------------         ------------           ------------
Gross profit                                        35,762                 34,468               74,007                 71,526
                                              ------------           ------------         ------------           ------------
Operating expenses:
     Warehouse and delivery                          9,961                  9,709               20,002                 19,646
     Selling                                        11,449                 12,311               23,858                 24,126
     Administrative                                 10,735                  9,552               21,152                 19,209
                                              ------------           ------------         ------------           ------------
Total operating expenses                            32,145                 31,572               65,012                 62,981
                                              ------------           ------------         ------------           ------------
Income from operations                               3,617                  2,896                8,995                  8,545
                                              ------------           ------------         ------------           ------------
Interest expense:
     Related parties                                   (72)                  (128)                (150)                  (242)
     Third parties                                  (2,975)                (3,236)              (5,901)                (6,371)
                                              ------------           ------------         ------------           ------------
                                                    (3,047)                (3,364)              (6,051)                (6,613)
Other income:
     Equity in earnings (loss)
     of Kentucky distributor                           (81)                     5                   65                     84
     Rental and other income (expense)                  81                    (49)                 130                    (20)
     Gain on sale of assets                             14                     77                   28                  7,596
     Interest income                                    80                    217                  191                    417
                                              ------------           ------------         ------------           ------------
Total other income                                      94                    250                  414                  8,077
                                              ------------           ------------         ------------           ------------
 Net income (loss)                            $        664           $       (218)        $      3,358           $     10,009
                                              ============           ============         ============           ============

See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements


                                           NATIONAL WINE & SPIRITS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
                                                    (Unaudited)

                                                                                        Six Months Ended
                                                                           September 30, 2001     September 30, 2000
                                                                           ------------------     ------------------

Operating activities
     Net income                                                                $     3,358            $    10,009
     Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Depreciation of property and equipment                                          3,386                  3,715
     Gain on sales of assets                                                           (28)                (7,596)
     Amortization of intangible assets                                                 816                    962
     Equity in earnings of Kentucky distributor                                        (65)                   (84)
     Loss on extinguishment of debt                                                     32                    ---
     Changes in operating assets and liabilities
         Accounts receivable                                                           592                 (3,045)
         Inventory                                                                  (9,084)               (16,398)
         Prepaid expenses and other                                                  1,023                    370
         Accounts payable                                                              862                    542
         Accrued expenses and taxes                                                   (301)                (1,063)
                                                                               -----------            -----------
Net cash provided (used) by operating activities                                       591                (12,588)

Investing activities:
     Purchases of property and equipment                                            (2,745)                (3,935)
     Investment in eSkye Solutions, Inc.                                               ---                 (2,013)
     Proceeds from sale of assets                                                      ---                 10,444
     Proceeds from sale of property and equipment                                       85                    138
     Distributions from Kentucky distributor                                           328                    288
     Intangible assets                                                                 (95)                (1,000)
     Deposits and other                                                                 44                     39
     Increase in cash surrender value of insurance                                     (63)                    (6)
     Decrease in notes receivable                                                      164                    156
                                                                               -----------            -----------
Net cash provided (used) by investing activities                                    (2,282)                 4,111

Financing activities:
     Net proceeds of line of credit borrowings                                       6,000                 14,750
     Principal payments on long-term debt                                           (2,632)                  (850)
     Proceeds of borrowings from stockholder                                           150                    242
     Repayments on borrowings from stockholders                                        (50)                   ---
     Notes receivable from stockholders and others                                   2,161                  1,463
     Distributions to stockholders                                                  (3,252)                (8,822)
                                                                               -----------            -----------
Net cash provided by financing activities                                            2,377                  6,783
                                                                               -----------            -----------
Net increase (decrease) in cash                                                        686                 (1,694)

Cash at beginning of period                                                          4,094                  3,559
                                                                               -----------            -----------
Cash at end of period                                                          $     4,780            $     1,865
                                                                               ===========            ===========

See notes to condensed consolidated financial statements.

                          National Wine & Spirits, Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Nature of Business and Basis of Presentation

     The  unaudited  condensed  consolidated  financial  statements  include the accounts of National Wine & Spirits, Inc. (NWS), National Wine & Spirits Corporation (NWSC), NWS, Inc. (NWSI), NWS-Illinois, LLC (NWS-LLC), and NWS Michigan, Inc. (NWSM). In November 2000, NWSM commenced doing business through its subsidiary, National Wine & Spirits, LLC (NWSM-LLC) to sell low-proof alcohol and non-alcoholic products in the State of Michigan. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer, and wine.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

     The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning for the quarter ending June 30, 2002. Application of the nonamortization goodwill provisions of the Statement is expected to result in an increase in net income of $100,000 per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 144 also addresses the accounting for expected disposals of long-lived assets. The Company will adopt Statement 144 in the first quarter of fiscal 2003 and, based on current circumstances, does not believe the effect of adoption will be material.

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

3.   Inventory

     Inventory is comprised of the following:

                                 September 30, 2001      March 31, 2001
                                 ------------------      --------------

         Inventory at FIFO           $ 99,011,000        $ 89,377,000
         Less: LIFO reserve            10,311,000           9,761,000
                                     ------------        ------------

                                     $ 88,700,000        $ 79,616,000
                                     ============        ============

4.   Debt

     Long-term debt is comprised of the following:

                                                      September 30, 2001        March 31, 2001
                                                      ------------------        --------------

      Senior notes payable (A)                           $ 107,875,000          $ 110,000,000
      Bank revolving line of credit (B)                      6,000,000                    ---
      Notes payable to stockholders, net                     2,091,000                    ---
      Term loan payable due 2002, including interest               ---                500,000
      Other                                                     21,000                 71,000
                                                         -------------          -------------
                                                           115,987,000            110,571,000
      Less:  current maturities                                 21,000                571,000
                                                         $ 115,966,000          $ 110,000,000
                                                         =============          =============

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

     The Company purchased $2,125,000 of its senior notes from the open market on September 28, 2001. The notes were purchased for $2,082,500 plus accrued interest of $46,617. Related unamortized issuance costs of $74,391 were written off due to the purchase of the senior notes. The Company utilized its revolving credit facility to fund the purchase of the senior notes. The net loss on the purchase of $32,000 is included in other income and expenses.

     (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60,000,000 through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At September 30, 2001, the $6,000,000 of outstanding borrowings bear interest at 6.00%, entirely at prime based pricing. The Company also pays a commitment fee ranging from 0.25% to 0.5% of the available portion of its line of credit.

     The Company has subordinated notes payable to its two stockholders, with a legal right of offset against the Company's note receivable from one stockholder. The Company had previously reported as a reduction in stockholder's equity when the net balance was a receivable. The balance of the receivable and payable at September 30, 2001 was $2,562,000 and $4,653,000, respectively. The resulting net payable is classified as long-term debt. It is the Company's intent to satisfy the receivable through future stockholder distributions.

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

                                             Three Months Ended                          Six Months Ended
                                   September 30, 2001   September 30, 2000    September 30, 2001    September 30, 2000
                                   ------------------   ------------------    ------------------    ------------------

Revenue from external customers

     Product sales                   $ 152,450,000         $ 151,620,000         $ 314,566,000         $ 308,758,000

     All other                           5,654,000             4,998,000            10,955,000            10,046,000

Segment profit (loss)

     Product sales                         888,000               713,000             4,415,000            11,493,000

     All other                            (224,000)             (931,000)           (1,057,000)           (1,484,000)

Segment assets

     Product sales                     187,918,000           194,370,000           187,918,000           194,370,000

     All other                          11,667,000            12,779,000            11,667,000            12,779,000

Item 2. Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q, INCLUDING, BUT NOT LIMITED TO THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION, CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "INTEND," "WILL," "EXPECT,"
"ANTICIPATE," "SHOULD," "PLANS TO," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. IN PARTICULAR, ANY STATEMENT, EXPRESS OR IMPLIED, CONCERNING FUTURE OPERATING RESULTS OR THE ABILITY TO GENERATE REVENUES, INCOME OR CASH FLOW TO SERVICE THE COMPANY'S DEBT ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. ALL FORWARD-LOOKING STATEMENTS ARE EXPRESSLY QUALIFIED BY SUCH CAUTIONARY STATEMENTS, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.

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

     The Company experienced a stable 1.0% increase in revenue to $158.1 million for the three months ended September 30, 2001, while realizing a 3.8% increase in gross margin compared to the prior year's comparable quarter. The Company was pleased with its case sales in its product markets for the second quarter ended September 30, 2001. Case sales of wine were up 6.4% and spirits up 2.5% compared to the prior year's comparable quarter, both as a result of solid performances in our Illinois market, the Company's largest. Case volume in Michigan, a delivery fee market, declined 4.1% compared to the prior year's comparable quarter, due primarily to the loss of distribution rights of the Austin Nichols line in October 2000. Other case sales declined 11.2% compared to the prior year's comparable quarter due to weakness in demand for USB's product line and reduced non-alcoholic sales in the Indiana market, due to the sale of the bottled water division during the quarter ended June 2000.

     Outlook

     Relative to other industries, the wine and spirits industry is stable. Although the off-premise business has remained steady, the on-premise business has shown a decline as a result of the attacks on September 11, 2001. This is particularly true of our on-premise wine business in Chicago due to the significant reduction in business travel. Because of the effect on the on-premise business, the Company is concerned about the effects on holiday entertainment and gift giving with a society understandably concerned and security conscious.

     On October 23, 2001 the FTC voted to oppose the sale of the Seagram brands from Vivendi to Diagio and Pernod Ricard. Their opposition is due to fears that the sale would significantly restrict competition in the rum category. In a move to assuage U.S. competition concerns, Diagio said it may consider selling its Malibu rum brand to secure FTC approval. Management from Vivendi, Diagio, and Pernod Ricard all publicly expressed confidence the transaction would be completed by December 31, 2001. Management will continue to watch this transaction closely as brand representation may be realigned as a consequence of the sale of the Seagram brands.

     Results of Operations

     The following table includes information regarding total cases shipped by the Company during the three months and six months ended September 30, 2001 compared with the comparable periods ended September 30, 2000:

                                       Three Months Ended September 30      Six Months Ended September 30
                                       -------------------------------      -----------------------------
                                        2001       2000       Percent       2001       2000       Percent
                                        ----       ----       -------       ----       ----       -------
                                            (Cases in thousands)                 (Cases in thousands)

Wine (product sales operations)           748        703        6.4%        1,562      1,465        6.6%
Spirits (product sales operations)        816        796        2.5%        1,652      1,604        3.0%
Spirits (distribution fee operations)     680        709       (4.1%)       1,353      1,406       (3.8%)
                                        -----      -----                    -----      -----
    Total wine and spirits              2,244      2,208        1.6%        4,567      4,475        2.1%
Other                                   1,268      1,428      (11.2%)       2,695      3,084      (12.6%)
                                        -----      -----                    -----      -----
    Total                               3,512      3,636       (3.4%)       7,262      7,559       (3.9%)
                                        =====      =====                    =====      =====

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Revenue

     Total product sales were stable at $152.5 million for the quarter ended September 30, 2001 as compared to $151.6 million for the prior year's comparable quarter. Product sales increases were due to strong wine and spirits sales in the Illinois market, with decreases in the Company's non-alcoholic sales in the Indiana market and declining sales in the USB division. Revenue and case sales from non-alcoholic products were down due to the sale of the bottled water division during the quarter ended June 2000 and the Company's discontinued representation of its product line in fiscal 2002. The decline in these relatively low priced units have not had a significant effect on our revenues, but have allowed for lower operating expenses. Fee revenue increased 13.1% to $5.7 million for the quarter ended September 30, 2001 as compared to $5.0 million for the prior year's comparable quarter. The increase was entirely driven by the fee increase to $7.32 from $6.50 per case that was enacted by the State of Michigan during the prior fiscal year, as case sales in the Michigan market declined 4.1% from the prior year's comparable quarter.

Gross Profit

     Gross margin on product sales increased $0.6 million, or 2.2% for the quarter ended September 30, 2001 as compared to the prior year's comparable quarter. Gross profit percentage on product sales increased to 19.7% for the quarter ended September 30, 2001 as compared to 19.4% for the prior year's comparable quarter. The increase in gross margin dollars was due to strong sales in the Illinois market and offset by the decline in sales of non-alcoholic products as described above.

Operating Expenses

     Total operating expenses increased 1.8% to $32.1 million for the quarter ended September 30, 2001 as compared to $31.6 million for the prior year's comparable quarter. Cost savings enacted by the USB division during the quarter ended September 30, 2001 were offset by cost increases in other markets. The Indiana market was able to reduce total operating expenses 2.1% from the prior year's comparable quarter due to the lower non-alcoholic case volume and other cost savings measures.

     Warehouse and delivery expenses increased 2.6% to $10.0 million for the quarter ended September 30, 2001 as compared to $9.7 million for the prior year's comparable quarter. The operational savings resulting from the reduced non-alcoholic sales in the Indiana market were offset by increases in wages in the warehouse and delivery areas of the other product and fee markets.

     Selling expenses decreased $0.9 million, or 7.0%, for the quarter ended September 30, 2001 as compared to the prior year's comparable quarter. This decrease was primarily the result of reduced promotional and advertising expenses for the USB division.

     Administrative expense increased $1.2 million, or 12.4% for the quarter ended September 30, 2001 from the prior year's comparable quarter. Increased costs of health & welfare benefits, casualty insurance, and professional fees were primarily responsible for the expense increase. The Company has experienced numerous large medical claims during the current fiscal year. The Company is hopeful that this trend will not continue, and has instituted a new health benefits structure and administrator as of May 2001. The Company, being partially self-insured, does experience fluctuations in expense based upon claims experience.

Income From Operations

     Operating income increased 24.9% to $3.6 million for the quarter ended September 30, 2001 as compared to $2.9 million for the prior year's comparable quarter. Strong sales and margins in the Illinois market, along with increased fee revenue in the Michigan market was primarily responsible for the increase in operating income.

     Interest Expense

     Interest expense declined $0.3 million, or 9.4% to $3.0 million for the quarter ended September 30, 2001 as compared to the prior year's comparable quarter. Reduced revolving credit balances, primarily due to the proceeds received from the sale of the bottled water division in June 2000, along with the decline in the prime rate upon which the Company's revolving line of credit is based, were primarily responsible for the decreased expense.

     Other Income

     Other income decreased $0.2 million from the prior year's comparable quarter primarily due to lower earnings from Commonwealth Wine & Spirits, LLC and reduced interest income due to the reductions in the prime rate, upon which the shareholder notes in NWSC are based.

     The Company purchased $2,125,000 of its senior notes from the open market on September 28, 2001. The notes were purchased for $2,082,500 plus accrued interest of $46,617. Related unamortized issuance costs of $74,391 were written off due to the purchase of the senior notes. The net loss on the purchase of $32,000 is included in other income and expenses. The Company purchased the notes due to the favorable interest rate and availability under its revolving credit facility.

     Net Income

     Net income increased $0.9 million to $0.7 million for the quarter ended September 30, 2001 as compared to a $0.2 million loss for the prior year's comparable quarter.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended September 30, 2001 increased $0.6 million to $5.7 million as compared to $5.1 million for the prior year's comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

SIX MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2000.

Revenue

     The Company's total revenue for the six months ended September 30, 2001 was $325.5 million, an increase of 2.1% over the comparable prior year period. Product sales increased due to the strong sales in the Company's Illinois market. Case sales for wine and spirits in the product markets increased 4.7% for the six months ended September 30, 2001 over the comparable prior year period. Fee revenue increased 9.0% to $11.0 million for the six months ended September 30, 2001 compared to the prior year period due to the increase of the per case fee in 2001.

Gross Profit

     Gross profit on product sales increased $1.6 million, or 2.6% for the six months ended September 30, 2001, over the comparable prior year period. This increase is primarily from the Illinois and Indiana markets, while the gross margin from the USB division has declined from the comparable prior year period. Gross profit percentage on product sales has increased slightly to 20.0% for the six months ended September 30, 2001 as compared to 19.9% for the prior year period.

Operating Expenses

     Total operating expenses for the six months ended September 30, 2001 increased $2.0 million, or 3.2% from the comparable prior year period. The increases were primarily from the Illinois and Michigan markets due to increased selling expenses and labor costs, respectively.

     Warehouse and delivery expenses increased $0.4 million or 1.8% for the six months ended September 30, 2001 from the comparable prior year period. Efficiencies created by the lower non-alcoholic volume in the Indiana market were offset by wage increases in the other product and fee markets.

     Selling expenses decreased $0.3 million, or 1.1% for the six months ended September 30, 2001 over the comparable prior year period. Promotional and advertising expense reductions by USB during the quarter ended September 30, 2001 were primarily responsible for the reduced expense from the comparable prior year period.

     Total administrative expenses increased $1.9 million, or 10.1% for the six months ended September 30, 2001 from the comparable prior year period. Increased costs of health & welfare benefits, casualty insurance, and professional fees were primarily responsible for the expense increase. The Company has experienced increases in the health benefits and casualty insurance due to higher claims experience and higher costs for workman's compensation, respectively.

Income from Operations

     Operating income increased $0.5 million, or 5.3%, to $9.0 million for the six months ended September 30, 2001 as compared to the prior year period. The increase in operating income was primarily from the Illinois and Michigan markets due to increased revenue and margins.

Interest Expense

     Interest expense declined 8.5% to $6.1 million for the six months ended September 30, 2001 from the comparable prior year period. Reduced revolving credit balances, primarily due to the proceeds received from the sale of the bottled water division in June 2000, along with the decline in the prime rate upon which the Company's revolving line of credit is based, were primarily responsible for the decreased expense.

Other Income

     Other income decreased $7.7 million from the comparable prior year period, primarily due to the $7.5 million gain from the sale of the Cameron Springs bottled water division in June 2000 and reduced interest income due to the reductions in the prime rate, upon which the shareholder notes in NWSC are based. The Company's share of income from Commonwealth Wine and Spirits, LLC, has remained stable at $0.1 million for the six months ended September 30, 2001 versus the comparable prior year period.

     The Company purchased $2,125,000 of its senior notes from the open market on September 28, 2001. The notes were purchased for $2,082,500 plus accrued interest of $46,617. Related unamortized issuance costs of $74,391 were written off due to the purchase of the senior notes. The net loss on the purchase of $32,000 is included in other income and expenses. The Company purchased the notes due to the favorable interest rate and availability under its revolving credit facility.

Net Income

     Net income was $3.4 million for the six months ended September 30, 2001, as compared to $10.0 million for the prior year period. The Company's gain from the sale of the bottled water division was $7.5 million during the six months ended September 30, 2000.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the six months ending September 30, 2001 was $13.2 million, equal to the prior year reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, and its
U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms and bank borrowings.

     At September  30, 2001,  the Company had $6.0  million  outstanding  on its
$60.0  million   revolving  credit  facility,   as  compared  to  $15.8  million
outstanding at September 30, 2000.

     The Company had $0.6 million in net cash provided by operating activities for the six months ended September 30, 2001, an increase of $13.2 million from the comparable prior year period. The increase in cash provided, as compared to the prior year's period, primarily resulted from increased cash provided by inventories of $7.3 million, accounts receivable of $3.6 million, accrued expenses of $0.8 million, prepaid expenses of $0.7 million and accounts payable of $0.3 million.

     Net cash used by investing activities increased $6.4 million from the comparable prior year period. This net decrease in funds provided was primarily the result of expenditures during June 2000 for investments in eSkye Solutions, Inc., intangibles, and the receipt of funds from the sale of the bottled water division.

     Net cash provided by financing activities was $2.4 million for the six months ended September 30, 2001 as compared to $6.8 million from the comparable prior year period. Proceeds from the revolving credit facility during the current six-month period were less than the comparable prior year period by $8.8 million. Payments of long-term debt increased primarily from the Company purchasing $2,125,000 of its senior notes from the open market on September 28, 2001. The notes were purchased for $2,082,500 plus accrued interest of $46,617. The Company's distributions to stockholders were reduced by $5.6 million for the current year's six month period compared to the prior year's comparable six month period due to the timing of tax liabilities from 2000 to 2001. Stockholder distributions of $3.3 million for the six months ended September 30, 2001 were distributed for the following purposes: $0.5 million for stockholders' tax liabilities, $2.3 million for repayment of stockholder debts to the Company, and $0.5 million to a stockholder that has no obligation to the Company.

     Total assets increased to $199.6 million at September 30, 2001, a $6.3 million increase from March 31, 2001. The increase in assets is primarily due to greater inventories at September 30, 2001 as compared to March 31, 2001. The Company was able to reduce inventories by $7.7 million during the quarter ended September 30, 2001 as compared to inventory levels at June 30, 2001. Inventories at September 30, 2001 are $2.0 million higher than the levels at September 30, 2000. Total debt increased at September 30, 2001 as compared to March 31, 2001 due to the revolving credit facility's balance of $6.0 million at September 30, 2001 as compared to none at March 31, 2001, and $15.8 million at September 30, 2000. Equity increased $0.3 million, to $26.0 million at September 30, 2001 as compared to March 31, 2001 primarily due to net income of $3.4 million, the reclassification of the net shareholder payable to long-term debt of $2.1 million, and the distributions to stockholders that were not repaid to the Company of $0.9 million.

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

     The Company is a party to a credit agreement that provides a revolving line of credit for borrowings of up to $60,000,000 through January 25, 2004 (the "Revolving Credit Facility"). Pursuant to the First Amendment to Revolving Credit Facility, effective as of September 28, 2001 (the "Amendment"), the Company may purchase, in one or more transactions occurring prior to March 31, 2002, up to $25,000,000 in aggregate principal amount of its outstanding senior notes at par or less than par. The Company purchased $2,125,000 of its senior notes from the open market on September 28, 2001. The notes were purchased for $2,082,500 plus accrued interest of $46,617. The Company utilized its Revolving Credit Facility to fund the purchase of the senior notes.

Item 6. Exhibits

(a)  Exhibits

     (10) Exhibit 10 - First Amendment to Revolving Credit Facility

     (99) Exhibit 99 - Forward-Looking Statements

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL WINE & SPIRITS, INC.


      November 7, 2001                 /s/ James E. LaCrosse
----------------------------           -----------------------------------------
             Date                      James E. LaCrosse,
                                       Chief Financial Officer