Form 10-K
period 2001-12-31
NATIONAL WINE & SPIRITS INC
filed 2002-02-13
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2002.

                Class                 Outstanding at February 8, 2002
                -----                 -------------------------------

            Common Stock,
            $.01 par value                     104,520 shares
               voting

            Common Stock,
            $.01 par value                   5,226,001 shares
              non-voting

                          NATIONAL WINE & SPIRITS, INC.
                                Quarterly Report
                     For the period ended December 31, 2001


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
               December 31, 2001 and March 31, 2001.........................   3

           Condensed Consolidated Statements of Income
               Three Months Ended December 31, 2001 and 2000; Nine Months
               ended December 31, 2001 and 2000.............................   4

           Condensed Consolidated Statements of Cash Flows
               Nine Months Ended December 31, 2001 and 2000.................   5

           Notes to Condensed Consolidated Financial Statements.............   6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  12


Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk......................................................  20


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................  21

Item 5.    Other Events.....................................................  21

Item 6.    Exhibits and Reports on Form 8-K.................................  21

           Signature........................................................  22

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements


                                            NATIONAL WINE & SPIRITS, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (Amounts in thousands)

                                                                            December 31, 2001        March 31, 2001
                                                                                (unaudited)             (Note 1)

ASSETS
Current assets:
     Cash                                                                       $    3,313             $    4,094
     Accounts receivable, less allowances for doubtful accounts                     54,270                 39,001
     Inventory                                                                      93,729                 79,616
     Prepaid expenses and other                                                      4,528                  4,231
                                                                                ----------             ----------
Total current assets                                                               155,840                126,942

Property and equipment, net                                                         42,342                 43,734

Other assets
     Notes receivable                                                                  563                    811
     Cash surrender value of life insurance, net of loans                            3,198                  2,821
     Investment in Kentucky distributor                                              6,593                  6,609
     Investment in eSkye Solutions, Inc.                                               455                  1,471
     Intangible assets, net of amortization                                          8,087                  9,290
     Deferred pension costs                                                            487                    487
     Deposits and other                                                                 87                    125
                                                                                ----------             ----------
Total other assets                                                                  19,470                 21,614
                                                                                ----------             ----------
TOTAL ASSETS                                                                    $  217,652             $  192,290
                                                                                ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   30,081             $   35,739
     Accrued payroll and payroll taxes                                               7,135                  6,913
     Excise taxes payable                                                            6,160                  5,401
     Other accrued expenses and taxes                                               12,794                  8,510
     Current maturities of long-term debt                                              ---                    571
                                                                                ----------             ----------
Total current liabilities                                                           56,170                 57,134

     Deferred pension liability                                                        487                    487
     Long-term debt                                                                132,989                110,000
                                                                                ----------             ----------
Total liabilities                                                                  189,646                167,621
                                                                                ----------             ----------
Stockholders' equity
     Voting common stock, $.01 par value                                                 1                      1
     Nonvoting common stock, $.01 par value                                             53                     53
     Additional paid-in capital                                                     25,009                 25,009
     Retained earnings (deficit)                                                     2,943                   (224)
                                                                                ----------             ----------
                                                                                    28,006                 24,839
     Notes receivable from stockholders, net                                           ---                   (170)
                                                                                ----------             ----------
Total stockholders' equity                                                          28,006                 24,669
                                                                                ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  217,652            $   192,290
                                                                                ==========            ===========

See notes to condensed consolidated financial statements.

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements


                                    NATIONAL WINE & SPIRITS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (Amounts in thousands)
                                             (unaudited)


                                            Three Months Ended               Nine Months Ended
                                            ------------------               -----------------
                                       December 31,   December 31,      December 31,    December 31,
                                           2001          2000              2001            2000
                                       ------------   ------------      ------------    ------------
                                                       Restated                          Restated

Net product sales                       $ 203,490      $ 194,787         $ 518,056       $ 503,545
Distribution fees                           5,863          6,945            16,818          16,991
                                        ---------      ---------         ---------       ---------
Total revenue                             209,353        201,732           534,874         520,536
Cost of products sold                     164,089        157,746           415,603         405,024
                                        ---------      ---------         ---------       ---------
Gross profit                               45,264         43,986           119,271         115,512
Operating expenses:
  Warehouse and delivery                   10,112         10,188            30,114          29,834
  Selling                                  12,178         12,228            36,036          36,354
  Administrative                           11,167         10,252            32,319          29,461
                                        ---------      ---------         ---------       ---------
Total operating expenses                   33,457         32,668            98,469          95,649
                                        ---------      ---------         ---------       ---------
Income from operations                     11,807         11,318            20,802          19,863
Interest expense:
  Related parties                             (58)          (120)             (208)           (362)
  Third parties                            (2,899)        (3,348)           (8,800)         (9,719)
                                        ---------      ---------         ---------       ---------
                                           (2,957)        (3,468)           (9,008)        (10,081)
Other income (expense):
  Equity in earnings
    of Kentucky distributor                   324            275               389             359
  Equity in losses of eSkye                  (530)          (173)           (1,016)           (578)
  Rental and other income                     124             42               254              22
  Gain on sale of assets                        6            223                34           7,819
  Interest income                              50            166               241             583
                                        ---------      ---------         ---------       ---------
Total other income (expense)                  (26)           533               (98)          8,205
                                        ---------      ---------         ---------       ---------
Net income                              $   8,824      $   8,383         $  11,696       $  17,987
                                        =========      =========         =========       =========

See notes to condensed consolidated financial statements.

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements


                                      NATIONAL WINE & SPIRITS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Amounts in thousands)
                                               (Unaudited)


                                                                          Nine Months Ended
                                                                          -----------------
                                                               December 31, 2001      December 31, 2000
                                                               -----------------      -----------------
                                                                                          Restated

Operating activities
     Net income                                                    $   11,696            $   17,987
     Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Depreciation of property and equipment                           4,949                 5,345
       Gain on sales of assets                                            (34)               (7,819)
       Amortization of intangible assets                                1,223                 1,438
       Equity in earnings of Kentucky distributor                        (389)                 (359)
       Equity in losses of eSkye                                        1,016                   578
       Loss on extinguishment of debt                                      32                   ---
       Changes in operating assets and liabilities
         Accounts receivable                                          (15,269)              (23,796)
         Inventory                                                    (14,113)              (17,673)
         Prepaid expenses and other                                      (297)                  618
         Accounts payable                                              (5,658)                1,323
         Accrued expenses and taxes                                     5,265                 4,254
                                                                   ----------            ----------
Net cash used by operating activities                                 (11,579)              (18,104)

Investing activities:
     Purchases of property and equipment                               (3,616)               (5,407)
     Investment in eSkye Solutions, Inc.                                  ---                (2,013)
     Proceeds from sale of assets                                          93                10,832
     Distributions from Kentucky distributor                              405                   429
     Purchases of intangible assets                                       (95)               (1,000)
     Decrease in deposits and other                                        38                     6
     Increase in cash surrender value of insurance                       (377)                 (243)
     Decrease in notes receivable                                         248                   235
                                                                   ----------            ----------
Net cash provided (used) by investing activities                       (3,304)                2,839

Financing activities:
     Proceeds of line of credit borrowings                            131,650               126,500
     Principal payments on line of credit borrowings                 (108,650)             (102,750)
     Principal payments on long-term debt                              (2,653)                 (875)
     Proceeds of borrowings from stockholder                              208                    51
     Repayments on borrowings from stockholders                           (50)                  ---
     Notes receivable from stockholders and others                      2,126                 1,551
     Distributions to stockholders                                     (8,529)               (8,822)
                                                                   ----------            ----------
Net cash provided by financing activities                              14,102                15,655
                                                                   ----------            ----------
Net increase (decrease) in cash                                          (781)                  390

Cash at beginning of period                                             4,094                 3,559
                                                                   ----------            ----------
Cash at end of period                                              $    3,313            $    3,949
                                                                   ==========            ==========


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

     Based in Indianapolis, NWSC is a wholesale distributor of liquor and wines throughout Indiana. Based in Chicago, NWS-LLC is a wholesale distributor of liquor, wines and beer throughout Illinois. NWSM is a wholesale distributor of liquor throughout Michigan. NWS performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

     There is no provision for federal or state income taxes reflected in the financial statements because the stockholders have consented to NWS' election to be taxed as an S corporation under the applicable provisions of the Internal Revenue Code. NWS' income is taxable directly to its stockholders.

     The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In accordance with APB 18, the historical results have been retroactively presented as if the Company had been accounting for the investment in eSkye Solutions, Inc. under the equity method for all periods presented (Note 6).

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

     The Company is adopting the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement is expected to reduce annual amortization expense approximately $100,000. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

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

3.   Inventory

     Inventory is comprised of the following:

                                  December 31, 2001         March 31, 2001
                                  -----------------         --------------

     Inventory at FIFO              $  104,295,000          $  89,377,000
     Less: LIFO reserve                 10,566,000              9,761,000
                                    --------------          -------------

                                    $   93,729,000          $  79,616,000
                                    ==============          =============

4.   Debt

     Long-term debt is comprised of the following:

                                                  December 31, 2001       March 31, 2001
                                                  -----------------       --------------

Senior notes payable (A)                            $ 107,875,000         $ 110,000,000
Bank revolving line of credit (B)                      23,000,000                   ---
Notes payable to stockholders, net                      2,114,000                   ---
Term loan payable due 2002, including interest                ---               500,000
 Other                                                        ---                71,000
                                                    -------------         -------------
                                                      132,989,000           110,571,000
Less:  current maturities                                     ---               571,000
                                                    -------------         -------------
                                                    $ 132,989,000         $ 110,000,000
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

     (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60,000,000 through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At December 31, 2001, $17,000,000 bears interest at 5.00% based on the prime rate pricing, and $6,000,000 bears interest at 4.12% based on LIBOR based pricing. The Company also pays a commitment fee ranging from 0.25% to 0.5% of the available portion of its line of credit.

     The Company has subordinated notes payable to its two stockholders, with a legal right of offset against the Company's note receivable from one stockholder. The Company had previously reported the net amount as a reduction in stockholder's equity when the net balance was a receivable. The balance of the receivable and payable at December 31, 2001 was $2,597,000 and $4,711,000, respectively. The resulting net payable is classified as long-term debt. It is the Company's intent to satisfy the receivable through future stockholder distributions.

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

6.   eSkye Solutions, Inc. Investment

     The Company has been accounting for its investment in eSkye Solutions, Inc. (eSkye) on the cost method. On December 28, 2001 eSkye redeemed a significant portion of its outstanding preferred stock at a significant discount. Since the company elected not to participate in this redemption, its voting control increased to over 20% of voting stock. In accordance with Accounting Principles Board Opinion 18 (APB 18), the Company is required to apply the equity method going forward. In addition, in accordance with APB 18, the historical results have been retroactively adjusted as if the Company had been accounting for this investment under the equity method for all periods presented. APB 18 also requires the Company to evaluate whether or not an "other than temporary" decline in value of an investment has occurred. As a result of this evaluation, the Company has written down the investment to a value of $455,000 at December 31, 2001, which the Company believes approximates the current fair value of the investment. After retroactively reporting the historical results for the application of the equity method, this impairment evaluation resulted in an additional write-down of $530,000 in the quarter ended December 31, 2001. Losses from applying the equity method and the impairment charges are included in "Equity in losses of eSkye" in the Statements of Income.

7.   Restatement of December 31, 2000 Results

     The Company restated its Consolidated Financial Statements for the fiscal years 2000, 1999, and 1998 due to an overstatement of accounts receivable caused by a misappropriation of funds discovered during fiscal 2001. For the Company's 2001 fiscal year, a total charge of $0.8 million was reflected in operating results. Amounts charged to the fiscal 2000, 1999 and 1998 results were $1.2 million, $0.5 million and $1.0 million respectively. The Company is reporting the $0.8 million that was charged to the 2001 fiscal year in the quarter ended December 31, 2000. Since the investigation of the misappropriation was in process at December 31, 2000, the Company originally estimated the overstatement of accounts receivable at $2.8 million and charged that estimate to the quarter ended December 31, 2000. Thus, the net effect of the restatement of the three months ended December 31, 2000 results in an increase in net income of $2.0 million. The effect of this restatement, and the retroactive adjustment described in Note 6, on results of operations and balance sheets are as follows (in thousands):

                                        Three Months Ended                 Nine Months Ended
For the period ended:                    December 31, 2000                 December 31, 2000
---------------------                    -----------------                 -----------------
                                     Previously                        Previously
                                      Reported       Restated           Reported       Restated
                                      --------       --------           --------       --------

Total revenue                        $ 199,732      $ 201,732          $ 518,536      $ 520,536
Gross profit                            41,986         43,986            113,512        115,512
Selling, general and
administrative expenses                 32,668         32,668             95,649         95,649
Income from operations                   9,318         11,318             17,863         19,863
Net income                               6,556          8,383             16,565         17,987

As of:
Accounts receivable                  $  66,392      $  65,704          $  66,392      $  65,704
Total assets                           228,675        227,154            228,675        227,154
Stockholder's equity                    30,471         28,950             30,471         28,950

8.   Segment Reporting

     The Company's reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                                Three Months Ended                                Nine Months Ended
                                                ------------------                                -----------------
                                     December 31, 2001      December 31, 2000          December 31, 2001      December 31, 2000
                                     -----------------      -----------------          -----------------      -----------------
                                                                Restated                                            Restated

Revenue from external customers
     Product sales                   $ 203,490,000            $ 194,787,000              $ 518,056,000          $ 503,545,000
     All other
                                         5,863,000                6,945,000                 16,818,000             16,991,000
Segment profit (loss)
     Product sales
                                         8,586,000                7,464,000                 12,516,000             18,553,000
     All other
                                           238,000                  919,000                   (820,000)              (566,000)
Segment assets
     Product sales
                                       206,282,000              212,789,000                206,282,000            212,789,000
     All other
                                        11,370,000               14,365,000                 11,370,000             14,365,000

9.   Subsequent Event

     On January 2, 2002 the Company's USB division entered into a distribution contract with Grolsch International, BV as the exclusive importer, seller and marketer of Grolsch products within the United States. The Company paid approximately $1.7 million and recorded an intangible asset to be amortized over the life of the contract.

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

     The Company was able to increase total revenue by 3.8% to $209.4 million for the three months ended December 31, 2001, while realizing a 2.9% increase in gross margin compared to the prior year's comparable quarter. The Company was pleased with its revenue and case volume for the third quarter ended December 31, 2001 considering the uncertain economic and travel outlook heading into the quarter. Case sales of wine and spirits were stable as compared to the prior year's comparable quarter, reflecting a slight shift by consumers to off-premise purchases versus the on-premise restaurant and hotel purchases. Other case sales declined 4.8% compared to the prior year's comparable quarter primarily from reduced non-alcoholic sales in the Indiana market, due to reduced representation of certain bottled water brands.

     Outlook

     The quarter ended December 31, 2001 affirmed the relative stability of the alcoholic beverage industry. Management was concerned about the effects of September 11, 2001, on sales during the holiday period, but sales during the three months ended December 31, 2001 were even with the previous year's comparable period in case volume with modestly higher revenue and gross margin.

     The Federal Trade Commission ("FTC") has approved the sale of the Seagram Brands from Vivendi to Diageo and Pernod Ricard. As a condition of FTC approval, Diageo has agreed to sell the Malibu Rum brand in order to resolve the FTC's concern over a potential duopoly in the rum category. This sale of the Malibu Rum brand is expected to occur in the coming months. The Company currently represents the Malibu Rum Brand and the other Seagram Brands in each of its markets.

     Pernod Ricard began managing the Seagram brands it acquired on December 28, 2001, including Seagram's Gin, Martell, Chivas Regal, and others. Until the sale of the Malibu Rum brand is completed, Seagram employees will continue to manage the Seagram brands acquired by Diageo, including Captain Morgan, Crown Royal, V.O., 7 Crown, Myers's Rum and others.

     In connection with its acquisition of those Seagram brands, Diageo has announced a formal request for proposal ("RFP") process for all Seagram distributors in the United States. NWS has been asked to submit proposals for all of our current markets. If one or more of the Company's proposals are not accepted by Diageo, Management anticipates acquiring the representation of some competing brands. There can be no assurance, however, that the failure of Diageo to accept the proposals of the Company will not have a material adverse effect on the business and financial condition of the Company.

     On January 2, 2002 the Company's U.S. Beverage division entered into a distribution contract with Grolsch International, BV as the exclusive importer, seller and marketer of Grolsch products within the United States.

Results of Operations

     The following table includes information regarding total cases shipped by the Company during the three months and nine months ended December 31, 2001 compared with the comparable periods ended December 31, 2000:

                                             Three Months Ended December 31         Nine Months Ended December 31
                                             ------------------------------         -----------------------------
                                             2001          2000      Percent        2001        2000      Percent
                                             ----          ----      -------        ----        ----      -------
                                            (Cases in thousands)                        (Cases in thousands)

Wine (product sales operations)                973         967       0.6%             2,535     2,432       4.2%
Spirits (product sales operations)           1,091       1,082       0.8%             2,743     2,686       2.1%
Spirits (distribution fee operations)          771         774      (0.4%)            2,124     2,180      (2.6%)
                                             -----       -----                       ------    ------
  Total wine and spirits                     2,835       2,823       0.4%             7,402     7,298       1.4%
Other                                          903         949      (4.8%)            3,598     4,033     (10.8%)
                                             -----       -----                       ------    ------
    Total                                    3,738       3,772      (0.9%)           11,000    11,331      (2.9%)
                                             =====       =====                       ======    ======

Three Months Ended December 31, 2001, Compared with the Three Months Ended December 31, 2000.

Revenue

     Total product sales increased 4.5% to $203.5 million for the quarter ended December 31, 2001 as compared to $194.8 million for the prior year's comparable quarter. Product sales revenue increased due to increased consumer demand for wine and spirits products from the off-premise channel opposed to the weakened on-premise channel. The on-premise sales, primarily represented by restaurants and hotels, have been adversely affected by the economic downturn and decline in business travel during the three months ended December 31, 2001. Case volume from non-alcoholic products declined from the comparable year's quarterly period due to the discontinued representation of two suppliers in the Indiana market. The decline in these relatively low priced units has not had a significant effect on our revenues, but has continued to allow for lower operating expenses due to reduced handling and delivery operations. Fee revenue for the quarter ended December 31, 2000 included the effect of a retroactive fee increase granted by Michigan, and accordingly, that quarter exceeds the current year quarter by approximately $1.1 million. Case volume for the fee operations declined approximately 3,000 cases, or 0.4% from the prior year's comparable quarter. The state of Michigan has authorized a fee increase of $.16 per case, effective February 3, 2002, resulting in a total per case fee of $7.48 as compared to the current $7.32 per case.

Gross Profit

     Gross margin on product sales increased $2.4 million, or 6.4% for the quarter ended December 31, 2001 as compared to the prior year's comparable quarter. Gross profit percentage on product sales increased to 19.4% for the quarter ended December 31, 2001 as compared to 19.0% for the prior year's comparable quarter. The increase in gross margin dollars was primarily due to strong sales in the Illinois market and offset by the decline in fee revenue compared to the prior year's comparable quarter.

Operating Expenses

     Total operating expenses increased 2.4% to $33.5 million for the quarter ended December 31, 2001 as compared to $32.7 million for the prior year's comparable quarter. Cost savings by the USB division during the quarter ended December 31, 2001 were offset by cost increases in other markets.

     Warehouse and delivery expenses decreased slightly to $10.1 million for the quarter ended December 31, 2001 as compared to $10.2 million for the prior year's comparable quarter. The operational savings were primarily from reduced non-alcoholic case volume in the Indiana market and favorable weather conditions during the quarter ended December 31, 2001.

     Selling expenses decreased $0.1 million, to $12.2 million for the quarter ended December 31, 2001 as compared to the prior year's comparable quarter. This decrease was primarily the result of reduced promotional and advertising expenses for the USB division offset by increases in wages and brand spending in other markets.

     Administrative expense increased $0.9 million, or 8.9% for the quarter ended December 31, 2001 from the prior year's comparable quarter. Increased costs of health benefits, casualty insurance, and professional fees were primarily responsible for the expense increase. The Company is partially self-insured for group health costs, and has experienced increases in claims for the three months ended December 31, 2001 as compared to the prior year's comparable quarter. The Company renewed its property and casualty insurance during the quarter ended December 31, 2001 and expects to show increased costs for the upcoming policy period. Professional fees have increased due to additional accounting and legal costs associated with the fiscal 2001 restatement and implementation of enhanced internal control procedures.

Income From Operations

     Operating income increased 4.3% to $11.8 million for the quarter ended December 31, 2001 as compared to $11.3 million for the prior year's comparable quarter. The revenue increases and stable margins in the product markets, along with isolated operating expense increases, were primarily responsible for the increase in operating income as compared to the prior year's comparable quarter.

Interest Expense

     Interest expense declined $0.5 million, or 14.7% to $3.0 million for the quarter ended December 31, 2001 as compared to the prior year's comparable quarter. Reduced revolving credit balances during the quarter ended December 31, 2001, along with the decline in the prime rate upon which the Company's revolving line of credit is based, were primarily responsible for the decreased expense.

Other Income

     Other income decreased $.6 million from the prior year's comparable quarter primarily due from the impairment charge and applying the equity method to record the Company's share of losses from eSkye for the three months ended December 31, 2001. The Company's interest income declined by $0.1 million for the three months ended December 31, 2001 as compared to the prior year's comparable quarter due to the reductions in the prime rate, upon which the shareholder notes in NWSC are based.

Net Income

     Net income increased $0.4 million to $8.8 million for the quarter ended December 31, 2001 as compared to $8.4 million for the prior year's comparable quarter. The increase in net income for the quarter ended December 31, 2001 was primarily from the product markets which had increased revenue and operating income as compared to the prior year's comparable quarterly period.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended December 31, 2001 increased $0.4 million to $13.8 million as compared to $13.4 million for the prior year's comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Nine Months Ended December 31, 2001, Compared with the Nine Months Ended December 31, 2000.

Revenue

     The Company's total revenue for the nine months ended December 31, 2001 was $534.9 million, an increase of 2.8% over the comparable prior year period. Product sales increased due to the strong sales in the Company's Illinois market and offset by lower sales in the USB division. Case sales for wine and spirits in the product markets increased 3.1% for the nine months ended December 31, 2001 over the comparable prior year period, again driven by volume increases in the Illinois market. Fee revenue was down slightly, due to decreased case volume, to $16.8 million for the nine months ended December 31, 2001 compared to $17.0 million for the comparable prior year period.

Gross Profit

     Gross profit on product sales increased $3.9 million, or 4.0% for the nine months ended December 31, 2001, over the comparable prior year period. The
Illinois and Indiana markets were primarily responsible for the increase, and were offset by decreases in gross profit from the USB division as compared to the comparable prior year period. Gross profit percentage on product sales has increased slightly to 19.8% for the nine months ended December 31, 2001 as compared to 19.6% for the comparable prior year period.

Operating Expenses

     Total operating expenses for the nine months ended December 31, 2001 increased $2.8 million, or 2.9% from the comparable prior year period. The increases were primarily from the Illinois and Michigan markets due to increased selling expenses and labor costs, respectively.

     Warehouse and delivery expenses increased slightly, by $0.3 million or 1.0% for the nine months ended December 31, 2001 from the comparable prior year period. Cost efficiencies were created by the lower non-alcoholic volume in the Indiana market and offset by wage increases in the other product and fee markets.

     Selling expenses decreased $0.3 million, or 0.9% for the nine months ended December 31, 2001 over the comparable prior year period. Promotional and advertising expense reductions by USB during the nine months ended December 31, 2001 were primarily responsible for the reduced selling expense from the comparable prior year period.

     Total administrative expenses increased $2.9 million, or 9.7% for the nine months ended December 31, 2001 from the comparable prior year period. Continued increases in health & welfare benefits, casualty and workman's compensation insurance, and professional fees were primarily responsible for the expense increase from the comparable prior year period. The Company has experienced higher costs for employee's health care and has implemented cost saving benefit changes effective January 2002. The Company renewed it property and casualty insurance during the quarter ended December 31, 2001 and expects to show increased costs for the upcoming policy period due to increased rates on facilities and excess liability coverage. Professional fees have increased from the comparable prior year period due to costs related to the March 2001 restatement and implementation of enhanced internal control procedures.

Income from Operations

     Operating income increased $0.9 million, or 4.7%, to $20.8 million for the nine months ended December 31, 2001 as compared to the prior year period. The increase in operating income was primarily from the Illinois and Indiana markets due to increased revenue, stable and increased margins and margin percentages, along with moderate cost increases as compared to the prior year period.

Interest Expense

     Interest expense declined $1.1 million, or 10.6% to $9.0 million for the nine months ended December 31, 2001 from the comparable prior year period. Reductions in the prime rate, upon which the Company's revolving line of credit is based, was primarily responsible for the decreased expense. The Company's prime based rate on its revolving credit facility was 10.0% on December 31, 2000 and was 5.0% on December 31, 2001.

Other Income

    Other income decreased $8.3 million from the comparable prior year period, primarily due to the $7.5 million gain from the sale of the Cameron Springs bottled water division in June 2000, increased equity in losses and impairment in value from the investment in eSkye, and reduced interest income due to the reductions in the prime rate upon which the shareholder notes in NWSC are based.

     The Company purchased $2,125,000 of its senior notes from the open market on September 28, 2001. The notes were purchased for $2,082,500 plus accrued interest of $46,617. Related unamortized issuance costs of $74,391 were written off due to the purchase of the senior notes.

     The net loss of $32,000 on the purchase is included in other income and expenses. The Company purchased the notes due to the favorable interest rate and the availability of funds under its revolving credit facility.

Net Income

     Net income was $11.7 million for the nine months ended December 31, 2001, as compared to $18.0 million for the comparable prior year period. The net income variance from the prior year period was primarily due to the Company's gain from the sale of the bottled water division of $7.5 million during the nine months ended December 31, 2000.

     For financial analysis purposes only, the Company's earning before interest, taxes, depreciation, and amortization (EBITDA) for the nine months ending December 31, 2001 was $27.0 million, as compared to the $26.6 million for the prior year reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, and its
U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms and bank borrowings.

     At December 31, 2001, the Company had $23.0 million outstanding and $37.0 million available on its $60.0 million revolving credit facility, as compared to $24.8 million outstanding at December 31, 2000.

     The Company used $11.6 million in net cash from operating activities for the nine months ended December 31, 2001, a net increase of cash of $6.5 million from the comparable prior year period. The net increase in cash provided, as compared to the prior year's comparable period, primarily resulted from increased cash provided by accounts receivable of $8.5 million, reduced use of cash for inventories of $3.6 million, and increased use of cash to decrease accounts payable by $7.0 million. The Company has realized increased cash flow from reducing the days in trade accounts receivable with improved credit management procedures and management focus. The timing of inventory purchases during the quarter ended December 31, 2001 resulted in increased inventories and decreased accounts payable as compared to the prior year's comparable period.

     Net cash used by investing activities increased $6.1 million from the comparable prior year period. This net decrease in funds provided was primarily the result of reduced purchases of property and equipment during the nine months ended December 31, 2001 as compared to the prior year's comparable period and expenditures during June 2000 for investments in eSkye Solutions, Inc., intangibles and the receipt of funds from the sale of the bottled water division.

     Net cash provided by financing activities was $14.1 million for the nine months ended December 31, 2001 as compared to $15.7 million from the comparable prior year period. Proceeds from the revolving credit facility during the current nine-month period were less than the comparable prior year period by $3.8 million. Payments of long-term debt increased primarily from the Company purchasing $2,125,000 of its senior notes from the open market on September 28, 2001. The Company's distributions to stockholders were reduced by $0.3 million for the nine months ended December 31, 2001 as compared to the prior year's comparable nine-month period, due to the timing of tax liabilities from 2000 to 2001. Stockholder distributions of $8.5 million for the nine months ended December 31, 2001 were distributed for the following purposes: $5.7 million for stockholders' tax liabilities, $2.3 million for repayment of stockholder debts to the Company, and $0.5 million to a stockholder that has no obligation to the Company.

     Total assets increased to $217.7 million at December 31, 2001, a $25.4 million increase from March 31, 2001. The increase in assets is primarily due to greater accounts receivable and inventories at December 31, 2001 as compared to March 31, 2001. The December quarter is the Company's highest sales volume period, while the Company's March quarter is typically the lowest sales volume period. The Company's total assets were lower at December 31, 2001 as compared to December 31, 2000 by $9.5 million. Inventories at December 31, 2001 are $5.8 million higher than the levels at December 31, 2000 due to increased inventory purchases during the three- month period ended December 31, 2001. Total debt increased at December 31, 2001 as compared to March 31, 2001 due to the revolving  credit  facility's  balance of $23.0  million at December 31, 2001 as compared to none at March 31, 2001, and $24.8 million at December 31, 2000. Equity increased $3.3 million, to $28.0 million at December 31, 2001 as compared to March 31, 2001 primarily due to net income of $11.7 million, the reclassification of the net shareholder payable to long-term debt of $2.1 million, and the distributions to stockholders that were not repaid to the Company of $6.2 million.

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

Other

     As a matter of policy, the Company plans to review and evaluate all professional services firms every three years. This review will include but is not limited to legal, audit and information systems services. The next scheduled review will occur during fiscal 2005.

New Accounting Pronouncements

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

     The Company is adopting the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement is expected to reduce annual amortization expense approximately $100,000. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no substantial change from the information previously provided in the company's Annual Report on Form 10-K.

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


Item 6. Exhibits

     (a) Exhibits

          (99) Exhibit 99 - Forward-Looking Statements

     (b) Reports on Form 8-K

          The Company filed two Form 8-Ks on December 17, 2001 to dismiss Ernst & Young, LLP as the Company's principal accountant to audit the Company's financial statements, and to engage Arthur Andersen LLP as the principal accountant to audit the Company's financial statements.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         NATIONAL WINE & SPIRITS, INC.


   2/13/02                               /S/ James E. LaCrosse
--------------------                     ---------------------------------------
        Date                             James E. LaCrosse,
                                         Chief Financial Officer

                                                                      Exhibit 99

Forward-Looking Statements

     From time to time, the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting the Company's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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