Form 10-K
period 2002-03-31
NATIONAL WINE & SPIRITS INC
filed 2002-05-24
CIK 1081971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002.

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

The  number of shares  of Common  Stock,  $.01 par  value,  of  National  Wine &
Spirits, Inc. outstanding as of May 21, 2002 was 5,330,521, of which 104,520 were voting stock.

Documents Incorporated by Reference:  None

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
Item 1.    Business                                                           3
Item 2.    Properties                                                        16
Item 3.    Legal Proceedings                                                 17
Item 4.    Submission of Matters to a Vote of Security Holders               18

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                               19
Item 6.    Selected Consolidated Financial Data                              19
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               21
Item 7a.   Quantitative and Qualitative Disclosures
           About Market Risk                                                 27
Item 8.    Financial Statements and Supplementary Data                       28
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               50

PART III
Item 10.   Directors and Executive Officers of the Registrant                51
Item 11.   Executive Compensation                                            53
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                    54
Item 13.   Certain Relationships and Related Transactions                    55

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                       57

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

Item 1. Business

General

     National Wine & Spirits, Inc. (NWS) is one of the largest distributors of wine and spirits in the United States. NWS is the largest distributor of spirits in Indiana with 54% market share and Michigan with 52% market share, and one of the largest in Illinois with 30% market share. NWS' markets include Chicago and Detroit, which are the second largest and the sixth largest metropolitan markets for spirits in the United States, respectively. NWS conducts its operations through its wholly owned subsidiaries, NWS Corporation in Indiana (NWS-Indiana), NWS Illinois, LLC (NWS-Illinois), NWS Michigan, Inc. (NWS-Michigan), and United States Beverage, L.L.C. (USB).

     NWS is the exclusive distributor in one or more of its markets for many of the world's leading suppliers of brand name domestic and imported spirits, including Diageo-UDV (Diageo), formed through the merger of United Distillers (Guinness) and International Distillers and Vintners (Grand Metropolitan), Fortune Brands, Allied Domecq, and Pernod Ricard. NWS' featured brands include:

     o  Absolut
     o  Chivas Regal
     o  Crown Royal
     o  DeKuyper
     o  Jim Beam
     o  Jose Cuervo
     o  Smirnoff
     o  Kahlua
     o  Maker's Mark
     o  Canadian Club

     NWS also is the exclusive distributor in Indiana and Illinois for many of the world's leading wineries, including:

     o  Kendall Jackson, featuring Kendall Jackson and LaCrema vines
     o  Banfi Vintners, featuring Riunite and other Italian and Chilean wines
     o Canandaigua, featuring Sebastiani, Inglenook, Paul Masson, and Almaden wines
     o  Diageo, featuring premium European and California wines

     NWS operates 12 strategically located distribution facilities and a fleet of approximately 325 delivery vehicles to provide overnight or second-day delivery to over 36,000 retail locations, including package liquor stores, drug and grocery stores, mass merchandisers, hotels and restaurants and bars. NWS' customers include both local and regional businesses as well as national chains such as American Stores (Osco), Walgreens, CVS, Sam's Club, Meijer, Morton's, Ruth's Chris, T.G.I. Friday's, and Hyatt. In select locations, NWS also distributes premium domestic and imported beer and other products.

     From 1998 to 2002, NWS' total revenue increased steadily from $521.4 million to $681.6 million, representing a compound annual growth rate of 6.9%, while NWS' EBITDA (i.e. income from operations plus depreciation and amortization) increased from $16.7 million to $27.9 million, representing a compound annual growth rate of 13.7%. NWS achieved this performance by successfully integrating several strategic acquisitions, actively developing new geographic market areas, pursuing new supplier and brand relationships, implementing advanced product handling technology and proprietary information systems, and providing high levels of supplier and customer service.

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

Industry Overview

     The United States alcohol-based beverage industry generated total retail sales of approximately $127.3 billion in calendar 2001. Sales of wine and spirits, in which NWS primarily competes, accounted for approximately 15% and 30%, respectively, or $57.4 billion of total retail sales in 2001. In the United States wine and spirits markets, total consumption has increased since 1994 and 1998, respectively. During 2001, wine and spirits consumption in the United States grew 0.8% and 1.3% respectively, as compared to 2000. In both the wine and spirits industries, consumer preference has been to purchase higher quality and more expensive products; management believes this trend will continue.

     In June of 2000, Seagram announced its intention to merge with Vivendi and divest of their wine and spirits business. Subsequently, Diageo and Pernod Ricard jointly bid and agreed to purchase the brands with the intention of assigning them to their respective companies. The most notable Seagram brands that Diageo purchased were Crown Royal, Seagrams V.O., 7 Crown, Captain Morgan and Myers's Rum. The notable brands Pernod purchased include Chivas Regal, The Glenlivet, Martell Cognacs and Seagrams Gin. The purchase agreement was approved by the Federal Trade Commission in December, 2001. Absolut Vodka, which had a marketing arrangement with Seagram, has assigned the U.S. marketing rights to Future Brands L.L.C., a joint venture with V & S (parent of Absolut) and Jim Beam Brands. Diageo, the largest supplier, has requested formal proposals (RFP) from distributors for the right to distribute Diageo brands within a given state. Pernod consolidated the Seagram brands that they purchased into their existing distribution network. Other suppliers are developing strategies to deal with the brand sales to Diageo and Pernod Ricard. Most recently, Bacardi and Brown-Forman have entered into an alliance (Gemini Alliance) intended to leverage their business to gain advantages through their distributor partners.

     Since the repeal of Prohibition in 1933, the federal and state governments have regulated the sale of spirits, wine, and beer. State regulatory frameworks fall into three types: control, open and open-franchise. In nearly all circumstances, suppliers may not legally sell directly to retailers. In the 18 control states, the state controls either the distribution or the retail sale, or both. In open states, including Indiana, Illinois, and Kentucky, the distributors and retailers are privately owned businesses. In the open-franchise states, there are laws and regulations that restrict the suppliers' ability to change distributors.

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

Competitive Strengths

     Adoption and  promotion of NWS Core Values and  Operating  Imperatives

     Two important internal efforts aimed at clarifying NWS' identity and goals both internally and externally gained traction in fiscal 2002, further differentiating the company from competitors: The promotion of Corporate-wide Core Values and Operating Imperatives.

     Core Values

     Recognizing the need to empower the company managers as well as the other employees and move away from a directive management style to a decentralized system that would operate on a common set of values, but centralized control and accountability, NWS started a company-wide process in 2000 that lasted nine months that developed a set of core values. Included in the process were employees from all parts of the company facilitated by one of our directors, Professor Bill Cochrum from the Anderson School of Business at UCLA. At the end of the process which included substantial and active participation from all levels of the company, a set of values was determined which everyone bought into and which form the basis for how we manage the business and how employees should interact with each other. The values identified are:

     o  Customer and Supplier Focus
     o  Respect for the Individual
     o  Teamwork
     o  Citizenship
     o  Integrity
     o  Financial Responsibility to Stakeholders

     Operating Imperatives

     NWS has documented and now promotes its key Operating Imperatives as the corporate "recipe for success," seeking to leave no doubt in the minds of suppliers, customers and employees the company's objectives. These Operating Imperatives include:

     o  Focus - on the business - industry and geography
     o  Execution - of the core capabilities required for effective distribution
     o  Efficiency - in everything we do
     o Technology Leadership - to improve our information, reduce lead times and reduce costs
     o Capital Structure - that provides flexibility and access to investment opportunities
     o  Innovation - to constantly improve the way we operate

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

     Strong Supplier Relationships. NWS' success is due in part to its long-standing relationships with its major wine and spirits suppliers, many of which extend back more than 25 years. The strength of these relationships was demonstrated in 1997 when each of NWS' three largest suppliers, Seagram, Fortune Brands and Diageo, selected NWS over numerous competitors to be its exclusive distributor of spirits in Michigan. In Indiana and Michigan, NWS is the exclusive distributor of seven out of the top ten brands of spirits sold in the United States, including Smirnoff, Absolut, Captain Morgan, Jose Cuervo, Jim
Beam, Crown Royal, and Seagram's Gin. In Illinois, NWS is the exclusive distributor of five out of the top ten U.S. brands. NWS also represents a significant share of each of its major suppliers' total United States business.

     Stable Industry and Diversified Customer Base. Total wine and spirits industry revenues have grown steadily over the past 25 years, even during periods of economic decline. NWS offers products to over 36,000 retail locations and no single customer or chain represented more than 1.8% of NWS' 2002 total revenue. Moreover, the three-tier regulatory framework established by federal and state law generally prohibits vertical integration by suppliers and retailers and thereby enhances the stability of the wine and spirits distribution industry. NWS believes that the nature of the wine and spirits distribution industry and NWS' diverse customer base provide it with increased stability and predictability of cash flow relative to distributors in many other industries.

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

     Advanced Infrastructure, Distribution Network and Information Systems. NWS maintains an extensive distribution network consisting of master warehouses, hyper-terminals and cross-docking facilities strategically located across Indiana, Illinois and Michigan and a fleet of approximately 334 delivery vehicles. This distribution system generates significant operating leverage by enabling NWS to deliver hundreds of suppliers' products from each master warehouse and optimize delivery routes by maximizing the density of customer locations served from each facility. NWS plans to invest approximately $4 million over the next 24 months to expand the existing Indianapolis facilities as well as upgrade and computerize material handling systems. NWS also utilizes supplier and customer ordering via electronic data interchange, Internet interfaces and on-line reporting systems used by suppliers to track sales. In addition to enhancing supplier and customer relationships, the implementation of these systems has improved NWS' efficiency and enabled NWS to remain a low cost provider.

     Experienced Management Team. The eight individuals who comprise NWS' senior management team have an average of over 20 years of experience in the alcohol-based beverage industry and 15 years of experience with NWS. In addition, NWS' senior management team has successfully integrated eight acquisitions since 1992. Management's experience and expertise have enabled NWS to establish and maintain long-term relationships with both suppliers and customers and take advantage of consolidation and privatization opportunities.

Operating Strategy

     Continue to Maximize Operating Leverage. As the largest or one of the largest wine and spirits distributors in each of its markets, NWS continuously seeks to minimize its operating costs by leveraging its resources in the areas of warehousing, transportation, general and administrative functions and information systems to create economies of scale. The fixed nature of many of these costs enables NWS to generate a higher level of profitability on incremental increases in volume and price. In addition, all of NWS' major facilities have additional capacity, which positions NWS to take advantage of future expansion opportunities in these markets with relatively low capital expenditures.

     Growth through Addition of New Brands. Long-term relationships are critical to maintaining supplier and brand continuity with distributors. Although brand movements among distributors are relatively infrequent as the result of these relationships, consolidation of distributors or suppliers can affect existing relationships and present NWS with opportunities to add brands affected by the consolidation.

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

     As an example of this strategy, in December 1998, NWS formed a new Kentucky distributorship, Commonwealth Wine & Spirits, LLC, in partnership with two existing Kentucky-based distributors, The Vertner Smith Company and Kentucky Wine & Spirits. NWS invested $7.5 million, in exchange for 25% of the new company. Vertner and Kentucky W&S equally own the remaining 75%.

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

Suppliers and Products

     NWS represents many of the largest suppliers of wine and spirits in the United States, and offers hundreds of brands and more than 12,000 individual products. The breakdown of sales among wine, spirits and other products distributed by NWS in 2002, 2001 and 2000 is as follows:

                                   Wine (in thousands)               Spirits (in thousands)               Other (in thousands)
                                   -------------------               ----------------------               --------------------
                               2002        2001       2000        2002        2001        2000        2002        2001        2000
                               ----        ----       ----        ----        ----        ----        ----        ----        ----

Product sales ...........  $161,445   $ 160,840   $149,160    $408,199    $397,754    $377,437    $ 89,950    $ 78,285    $ 77,028
Distribution fees........       ---         ---        ---      21,963      21,573      20,770         ---         ---         ---
Percentage of total
Company revenue..........      23.7%       24.4%      23.9%       63.1%       63.7%       63.8%       13.2%       11.9%       12.3%

     In Michigan, spirits distributors have exclusive relationships with suppliers by law, and receive distribution fees from suppliers as set by the state, rather than purchasing from the suppliers for resale to customers. This arrangement has the effect of understating the importance of spirits in NWS' overall product mix. For purposes of illustrating the scale of NWS' operations in Michigan, the total wholesale prices of products delivered by NWS for Michigan in 2002, 2001, and 2000 was $360.0 million, $355.0 million and $365.0 million, respectively, based on the fixed wholesale prices of the spirits delivered by NWS.

     NWS' products include the following brands, among many others:

PRODUCT TYPE                                   BRAND NAMES
------------                                   -----------

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

Scotch and Single Malt Whiskey:  Chivas Regal               Glenlivet
                                 Grant's                    Isle of Jura
                                 Balvenie                   J&B Rare
                                 Bowmore                    Dalmore
                                 Glenfiddich                Macallan


Gin:                             Boodles                    Gilbey's
                                 Seagram's                  Gordons

Rum:                             Captain Morgan             Myers
                                 Malibu                     Ronrico

Tequila:                         Herradura                  Patron
                                 Jose Cuervo                Margaritaville

Cognacs/Brandy:                  Courvoisier                Martell
                                 Hine                       Paul Masson
                                 Remy Martin

Specialty Spirits:               Chambord                   DeKuyper Cordials
                                 Bailey's Irish Cream       Jagermeister
                                 Campari                    TGI Friday's
                                 Hiram Walker Cordials      Kahlua

Wine:                            Kendall Jackson            Inglenook
                                 Almaden                    Perrier Jouet
                                 Banfi                      Sebastiani
                                 Beringer                   Stags Leap
                                 Caymus                     Sterling
                                 Chateau Lafite             Veuve Clicquot
                                 Rothschild                 Rosemount
                                 Gundlach Bundschu          Ravenswood
                                 Penfolds                   Columbia Crest
                                 Mumm                       Chateau St. Michelle
                                 Hess Collection            Seagram Wine Coolers

Specialty Beer:                  Goose Island               Sierra Nevada
                                 Grolsch                    Hooper's Hooch
                                 K Cider

Non-Alcohol:                     Evian                      Stewart's
                                 Perrier                    Nantucket Nectars

     NWS has entered into written distribution agreements with several of its principal suppliers that generally may be extended on an annual basis but are terminable upon 30 days or 60 days written notice to NWS. In addition, NWS has informal arrangements with many of its suppliers whereby NWS distributes the suppliers' products pursuant to purchase orders without written distribution agreements. Although the written agreements provide NWS with the non-exclusive right to distribute the suppliers' products in a particular state, in practice the suppliers have generally selected a distributor to be the exclusive distributor of specified products in each state. In each of Indiana, Illinois and Michigan, NWS is presently acting as the exclusive distributor with respect to virtually all of the products it distributes.

     The following chart summarizes information about the leading spirits suppliers in the United States, their rank in Indiana, Illinois and Michigan, the length of NWS' relationship with those suppliers and their impact on 2001 case sales.

                                                            Length of
                           U.S.                              Company
                           Rank    State Representation    Relationship
Supplier                    (1)    IN       IL       MI    (in years)(2)          Representative Brands
--------                    ---    --       --       --    -------------          ---------------------

Diageo (3)...............   1      X                 X          27          Smirnoff, Jose Cuervo, Crown Royal
Fortune Brands...........   2      X        X        X          25            Jim Beam, DeKuyper's,  Absolut
Constellation (4)........   7      X        X                   28               Paul Masson Grande Amber
Pernod Ricard.........      8      X        X                   29              Chivas Regal, Wild Turkey

(1)  Source: 2002 Adams Handbook Advance.

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

(4)  NWS does not represent the entire brand portfolio.

     Top United  States  wine  brands and  wineries  represented  by NWS include
Kendall  Jackson,  Beringer,  Constellation,   Inglenook,  and  Sebastiani.  NWS
currently does not distribute wine in Michigan.  Major wine producers  served by
NWS in Indiana and Illinois include:

                                                     Length of
                           U.S.       State           Company
                           Rank   Representation    Relationship
Supplier                   (1)     IN       IL      (in years)(2)          Representative Brands
--------                   ----    --       --      -------------          ---------------------

Constellation Brands.....    2      X       X           28             Inglenook, Paul Masson, Sebastiani
Beringer Wine Estates...     6      X                   27                    Beringer, Meridian
Banfi Vintners............   7      X       X           28                  Riunite, Concha y Toro
Diageo - UDV............     9      X       X           28                      Sterling, B&G
Southcorp Wines (3)...      10      X                   11               Lindeman's, Rosemount Estate
Kendall Jackson..........    8      X       X            3                  Kendall Jackson, LaCrema
Stimson Lane............    --      X                   16            Chateau St. Michelle, Columbia Crest

(1)  Source: 2002 Adams Handbook Advance, 2002 Adams Wine & Spirits Industry and Marketing.

(2)  All of the relationships expressed in this column represent the duration of NWS' relationship with the suppliers or their predecessors in the Indiana market.

(3)  NWS does not represent the entire brand portfolio in Illinois.

Related Operations

     In addition to its core alcohol-based beverage distribution operations, NWS has conducted related beverage operations through a division, Cameron Springs Water Company, and through NWS' U.S. Beverage operations. Cameron Springs, a bottled water supplier in Indiana, was sold to Perrier Group for approximately $10.4 million in cash, which was in excess of net book value as of June 2000. U.S. Beverage commenced operations as a division of NWS in March 1997 to market and sell imported, specialty and microbrewed beers and specialty malt products nationally. The brand distribution contracts related to the U.S. Beverage operations are held by an entity, for which NWS-Illinois has 100% voting control. In select markets, NWS sells and distributes premium cigars primarily as a complement to NWS' distribution of fine wines and spirits.

     In 1998, U.S. Beverage entered into a multiyear agreement with Bass, PLC, granting U.S. Beverage the exclusive U.S. distribution rights for Hooper's Hooch flavored malt beverage. The Hooper's Hooch business and its growth have provided U.S. Beverage with the critical mass to support its nationwide sales and marketing force. In April 2000, U.S. Beverage entered into an agreement with the Goose Island Brewing Company by which U.S. Beverage became the exclusive sales and marketing firm for the Goose Island brand throughout the United States. On January 2, 2002 U.S. Beverage entered into a distribution contract with Grolsch International, BV as the exclusive importer, seller and marketer of Grolsch products within the United States. Commencing April 1, 2002, U.S. Beverage became the exclusive marketer and distributor of Seagram's Coolers and Rick's Lemonade for the United States.

Customers

     Most states, including Indiana, Illinois and Michigan, require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Suppliers in these states may not legally sell directly to retail customers. NWS' customers fall into two broad categories depending on where the alcohol-based beverage ultimately will be consumed: on-premise and off-premise. Off-premise customers include package liquor stores, grocery stores, drug stores and mass merchandisers. On-premise customers include hotels, restaurants and bars, and similar establishments. NWS currently serves over 36,000 retail locations in Indiana, Illinois and Michigan. No single customer represented more than 1.8% of NWS' 2002 total revenue. As is customary in the industry, NWS' products are generally purchased under standard purchase orders and not under long-term supply contracts. As a result, backlog is not meaningful in the wholesale distribution industry.

     The following table summarizes NWS' customer base:

                                      Percentage
                                      of Company
          Type of Customer           2002 Revenue                   Representative Customers
          ----------------           ------------                   ------------------------

Off-Premise
    Package Stores                       40.6%         Gold Standard and Cap'n Cork

    Grocery stores, drug stores          25.3          Kroger, Dominicks, Marsh, American Stores (Osco),
      and mass merchandisers                           Walgreens, CVS, Sam's Club, Meijer

    Other                                 7.7          7-Eleven, White Hen, Village Pantry
                                         ----
         Percent of total                73.6%
                                         ====

On-Premise
    Restaurants and Bars                 21.7          Charlie Trotter's, Hard RockCafe, House of Blues,
                                                       Mortons, Lettuce Entertain U, Levy, Ruth's Chris

    Hotels, Entertainment                 2.7          Four Seasons, Hyatt, Hilton, the United Center

    Other                                 2.0          Crooked Stick Golf Course, American
                                         ----          Legion

         Percent of total                26.4%
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

     Sales Teams. NWS sales organizational design is predicated upon category knowledge and expertise, trade channel knowledge and effectiveness, and geographic coverage. Through its approximately 700-person marketing and sales force, NWS acts as the field marketing and merchandising arm of its suppliers by maintaining regular contact with NWS' off-premise and on-premise customers. NWS provides its customers with a wide variety of services in addition to order taking, merchandising, and delivery. These services include item selection and SKU optimization using space and financial tools, fact-based business presentations to capitalize on fair share, consumer pull-through marketing programs and communicating business-building solutions.

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

     NWS' customers ordinarily receive either next day or second-day delivery. In general, orders are collected during the day for batch routing and order "picking" at night. The Chicago and Detroit master warehouses each use an automated material handling system, including scanners, automated conveyors, dispensers and sorters. Products from the master warehouses are then shuttled nightly to either a hyper-terminal or a cross-docking facility where the orders are consolidated and loaded onto delivery trucks. Cross-docking facilities located in Belleville, Illinois, Evansville, Indiana, and Traverse City, Saginaw and Escanaba, Michigan further extend the service areas of the master warehouses. Orders for delivery out of the various cross-docking facilities are picked in the master warehouses, shipped in during the night, and then transferred onto local delivery trucks for final delivery. NWS owns or leases a total fleet of approximately 325 delivery trucks, consisting of 238 delivery trucks, 15 tractors, 24 trailers, 44 vans and 4 pick-up trucks. To maximize prompt and efficient product delivery, NWS' fleet is allocated among NWS' master warehouses, hyper-terminals and cross-docking facilities located throughout Indiana, Illinois and Michigan.

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

     NWS' commitment to technology has also advanced its sales and marketing initiatives. NWS' sales force and management is equipped with laptop computers, which expedites order entry and provides instant feedback to customers regarding order activity. NWS provides its customers and suppliers with the ability to directly enter and track orders via electronic data interchange. In addition, NWS' proprietary information systems provide its sales and marketing personnel, customers and suppliers with access to a database of information regarding the purchase and sale of alcohol-based beverages in specific geographic markets. NWS' suppliers have immediate access to information regarding product and demographic trends within specific geographic markets and NWS' customers have access to information regarding popular products or other trends from similarly situated retail locations. Management believes that its management information systems enhance its operating performance and improve its relationships with customers and suppliers.

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

     The wine and spirits wholesale distribution business is highly competitive. NWS' primary competition in Illinois includes Romano Brothers and Judge & Dolph, and to a lesser degree Pacific Wine. In Indiana, the only competitor of consequence is Olinger (a partnership of Glazer and Romano). The Olinger operation has become a more formidable competitor in Indiana with the corporate strength and relationships that Glazer and Romano lend. None of the ten largest United States distributors competes with NWS in Michigan. Distributors compete for new suppliers or brands based on reputation, market share, access to customers and ability to satisfy supplier demands. This will be particularly relevant in the short term as the industry continues to consolidate as evidenced by the sale of the Seagram brands to Diageo in 2001. Given its size, supplier relationships, effective sales and marketing organization and low cost efficient distribution networks, NWS is well positioned to compete in Indiana, Illinois and Michigan.

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

Employees

     As of March 31, 2002, NWS had approximately 1,618 employees. Approximately 157 employees in Michigan and 465 employees in Illinois are represented by labor unions. In Illinois, NWS has relationships with three unions:

     (1) Teamsters Union Local 744, annual agreements expiring March 30, 2004 and March 30, 2005;

     (2) Liquor and Allied Workers Union Local 3, annual agreements expiring September 30, 2004 and October 31, 2004; and

     (3)  Teamsters,  Chauffeurs & Helpers Union Local 50,  expiring  August 31,
          2004.

In Michigan, NWS has relationships with four unions:

     (1)  Teamsters Union Local 337, expiring March 4, 2005;

     (2)  Teamsters Union Local 406, expired March 1, 2002

     (3)  Teamsters Union Local 299, expiring March 2, 2004; and

     (4)  Teamsters Union Local 486, expiring March 5, 2004.

The Company's contract with Local 406 has been ratified, but has not been finalized. It is the Company's expectation that both parties will sign the contract by June 1, 2002, with an effective date of March 1, 2002. Employees are currently operating under a renewable 30 day contract extension period.

Employees of NWS in Indiana are not represented by any labor unions.

NWS has not experienced any work stoppages in more than 19 years as a result of labor disputes and considers its employee relations to be good.

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

     In December, 1998, a reorganization took place which created a new holding company, NWS, into which all of the shares of capital stock in NWS-Indiana and NWS-Illinois owned by Mr. LaCrosse, or a trust for the benefit of his family, or Mrs. Johnston were contributed in exchange for shares of NWS. NWS-Indiana subsequently distributed all of its shares in NWS-Michigan to NWS. Finally,
NWS-LLC was created as a new limited liability company subsidiary of NWS-Illinois into which substantially all of NWS' Illinois operations were transferred. NWS-Illinois has 100% voting stock ownership in NWS-LLC and economic ownership is 75% by NWS-Illinois and 25% by Mr. Bart. However, Mr. Bart will not share in profits of NWS-LLC until preference requirements of NWS-Illinois for operating advances have been repaid. Mr. LaCrosse, or a trust for the benefit of his family, and Mrs. Johnston substantially wholly own NWS.

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

     The following chart lists NWS' warehouses and delivery, production and office facilities:

                                                       Total
                                         Owned/        Square
                       Location          Leased         Feet           Principal Function
                       --------          ------         ----           ------------------

Indiana              Indianapolis        Owned        351,000        Master Warehouse/Office
                      South Bend         Owned         76,900         Hyper-Terminal/Office
                      Evansville         Owned          5,800        Cross-Docking Facility
                      Evansville         Owned          2,400                Office
                      Ft. Wayne          Leased         5,500                Office
                     Crown Point         Leased         7,900                Office
                     Indianapolis        Owned          3,500      Office - Leased to Perrier
                     Indianapolis        Owned         15,000     Warehouse - Leased to Perrier
                     Indianapolis        Owned         19,500        Leased Office Property

Connecticut            Stamford          Leased         5,700                Office

Illinois               Chicago           Owned        650,000        Master Warehouse/Office
                       Chicago           Leased         1,840        Leased Office Property
                      Champaign          Leased        50,000        Master Warehouse/Office
                        Peoria           Leased        56,000         Hyper-Terminal/Office
                     Collinsville        Leased        14,200     Cross-Docking Facility/Office
                       Rockford          Leased         5,000                Office
                     Springfield         Leased         1,000                Office

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

                                                                Years Ended March 31,
                                              (Dollars and cases in thousands, except per case amount)
                                          -----------------------------------------------------------------
                                             2002          2001          2000          1999          1998
Statement of Income Data:
  Net product sales...................    $ 659,594     $ 636,879     $ 603,625     $ 535,355     $ 505,141
  Distribution fees...................       21,963        21,573        20,770        17,832        16,270
                                          ---------     ---------     ---------     ---------     ---------
  Total revenue.......................      681,557       658,452       624,395       553,187       521,411
  Cost of products sold...............      530,910       513,928       488,444       436,734       411,734
                                          ---------     ---------     ---------     ---------     ---------
  Gross profit........................      150,647       144,524       135,951       116,453       109,677
  Selling, general and
    administrative expenses...........      131,072       125,345       119,569       104,958       100,136
                                          ---------     ---------     ---------     ---------     ---------
  Income from operations..............       19,575        19,179        16,382        11,495         9,541
  Interest expense....................      (11,934)      (13,214)      (13,274)      (11,037)       (9,672)
  Gain on sale of assets                         47         7,835           173           188         4,139
  Other income........................         (228)          325         1,139           341         2,085
                                          ---------     ---------     ---------     ---------     ---------
  Income before extraordinary item....        7,460        14,125         4,420           987         6,093
  Extraordinary item..................          ---           ---           ---           318           ---
                                          ---------     ---------     ---------     ---------     ---------
  Net income..........................    $   7,460     $  14,125     $   4,420     $     669     $   6,093
                                          =========     =========     =========     =========     =========
Other Financial Data:
  EBITDA (1)..........................    $  27,850     $  28,069     $  25,287     $  19,869     $  16,656
  EBITDA margin.......................          4.1%          4.3%          4.0%          3.6%          3.2%
  Cash provided by operating
    activities........................       22,030         7,357        16,648         6,013         9,783
  Cash provided (used)
    by investing activities...........       (5,307)        2,717        (7,715)      (20,846)       (9,908)
   Cash provided (used) by
     financing activities.............       (9,082)       (9,539)       (7,282)       15,371        (1,900)
  Depreciation and amortization.......        8,275         8,890         8,905         8,374         7,115
  Capital expenditures(2).............        4,332         6,083         6,672         7,858        13,952
  Ratio of earnings to fixed charges..          1.5x          1.9x          1.3x          1.1x          1.5x
  Adjusted EBITDA (1).................       28,746        29,345        26,226        20,415        17,226
Operating Statistics:
  Product Sales Operations
  Cases shipped (spirits and wine)....        6,351         6,425         6,394         6,182         6,343
  Gross profit margin.................         19.5%         19.3%         19.1%         18.4%         18.5%
  Fee Operations
  Cases shipped (spirits).............        2,721         2,684         2,786         2,731         2,545
  Distribution fee per case...........    $    7.48     $    7.32     $    6.50     $    6.50     $    6.50


                                                                   As of March 31,
                                                                   (in thousands)
                                          -----------------------------------------------------------------
                                             2002          2001          2000          1999          1998

Balance Sheet Data
  Cash................................    $  11,735     $   4,094     $   3,559     $   1,908     $   1,370
  Total assets........................      201,405       192,290       188,197       178,868       168,084
  Total debt..........................      109,805       110,571       112,471       117,222       102,434
  Stockholders' equity ...............       23,095        24,669        18,183        16,266        13,564

                  NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1)  EBITDA  is  defined  as  income  from  operations  plus   depreciation  and
     amortization. Adjusted EBITDA is defined as EBITDA plus non-cash LIFO charges, as follows:

                                           Years Ended March 31
                                              (in thousands)
                        --------------------------------------------------------
                            2002        2001        2000        1999        1998

EBITDA................. $ 27,850    $ 28,069    $ 25,287    $ 19,869    $ 16,656
LIFO charge............      896       1,276         939         546         570
                        --------    --------    --------    --------    --------
   Adjusted EBITDA..... $ 28,746    $ 29,345    $ 26,226    $ 20,415    $ 17,226
                        ========    ========    ========    ========    ========


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

(2) The breakdown of our capital expenditures by significant project is set forth below:

                                           Years Ended March 31
                                              (in thousands)
                        --------------------------------------------------------
                            2002        2001        2000        1999        1998

Business expansion..... $  1,144    $  2,374    $  3,112    $  4,856    $ 10,758
Information systems....    1,418       1,750         970       1,281       1,781
Maintenance............    1,770       1,959       2,590       1,721       1,413
                        --------    --------    --------    --------    --------
                        $  4,332    $  6,083    $  6,672    $  7,858    $ 13,952
                        ========    ========    ========    ========    ========

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

Overview

     National Wine & Spirits, Inc. ("The Company") is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company's current operations are in Illinois, Indiana, Michigan, Kentucky, and from U.S. Beverage, L.L.C. (USB), the Company's national import and craft beer marketing business. The Company's reported revenues include net product sales in Indiana, Michigan, Illinois, and from USB. Distribution fee revenue is from the Michigan operations that derives revenue from a per case charge for warehousing and delivering products for the State of Michigan.

     The Company increased both product and distribution fee revenue for the year ended March 31, 2002, as compared to the prior annual period. The revenue increase was primarily from the increased sales of premium priced products such as higher end vodkas, brandies, rums, and fine wines. This was evidenced by flat case sales for the year ended March 31, 2002 in the spirits and wine categories with revenue growth of 2.6% and 0.4% respectively. Revenue from wine sales was adversely affected by the economic downturn that the United States economy experienced during 2002 and 2001, and the depressed travel activity by consumers which affected the hotel and the on-premise sales. Overall, the Company was pleased with the results of the year ended March 31, 2002, which affirmed the relative stability of the alcoholic beverage industry during periods of economic uncertainty. Distribution fee revenue increased slightly due to the fee increase of $0.16 per case effective February 1, 2002 and an increase in case volume compared to the prior annual period. Gross margin on product sales increased slightly to 19.5% for the fiscal year ended March 31, 2002 as compared to 19.3% for the prior year. The increase in revenue and gross margin offset operating expense increases, resulting in operating income of $19.6 million, an increase of $0.4 million over the results for fiscal 2001. Net income decreased $6.7 million for the year ended March 31, 2002, as compared to the prior annual period. The decrease was primarily due to the gain from the sale of the bottled water division of $7.5 million during the previous annual period. Net income, excluding the gain from the sale of the bottled water division, increased 13.0% or $0.9 million for the year ended March 31, 2002, as compared to the prior annual period.

Outlook

     Dominating news specific to the wine and spirits distribution business is the continued effect of the sale of the Seagram brands to Pernod and Diageo. The sale of the Seagram's brands from Vivendi to Diageo and Pernod Ricard occurred in early 2001 and was approved by the Federal Trade Commission ("FTC") in December 2001. Diageo, the largest supplier, has requested formal proposals
(RFP) through an RFP process for the right to distribute their brands within a given state. NWS submitted proposals mid March, 2002, which are currently being evaluated by Diageo. The Company expects a decision by Diageo by mid summer 2002.

     Pernod Ricard, as expected, consolidated the Seagram brands they purchased into their existing distribution network. As a result, the Company will discontinue representing Pernod Ricard brands during fiscal 2003 in Michigan but continue to represent them in Illinois and Indiana. The Company estimates the fee revenue effect from the loss of these Pernod Ricard brands to be approximately $1.5 million for fiscal 2003. Other suppliers are developing strategies to deal with the brand sales to Diageo and Pernod Ricard. Most recently, Bacardi and Brown-Forman have entered into an alliance (Gemini Alliance) intended to leverage their business to gain advantages through their distributor partners. NWS management has submitted what we feel are winning proposals to Diageo. However, if Diageo does not accept one or more of the Company's proposals we anticipate acquiring the representation of some competing brands. There can be no assurance, however, that the failure of Diageo to accept the proposals of the Company will not have a material adverse effect on the business and financial condition of the Company.

Results of Operations

     The following table includes information regarding total cases shipped by NWS in 2002, 2001 and 2000:

                                                             Years ended March 31,
                                                             (Cases in thousands)
                                               -------------------------------------------------
                                                    2002                 2001              2000
                                               ---------------      ----------------      ------
                                                       Percent               Percent
                                                Cases   Change       Cases   Change       Cases

Wine (product sales operations)...........      2,952   (2.6)%       3,032    (0.4)%       3,044
Spirits (product sales operations)........      3,399    0.2%        3,393     1.3%        3,350
Spirits (distribution fee operations).....      2,721    1.4%        2,684    (3.7)%       2,786
  Total wine and spirits..................      9,072   (0.4)%       9,109    (0.8)%       9,180
Other*....................................      4,972   (1.0)%       5,021    17.5%        4,274
                                               ------   ----        ------    ----        ------
  Total...................................     14,044   (0.6)%      14,130     5.0%       13,454
                                               ======   ====        ======    ====        ======

*U.S. Beverage's results are included in the other category for the current year and prior years.

Fiscal 2002 Compared with Fiscal 2001

     Revenue. The Company reported product sales for the year ended March 31, 2002 of $659.6 million, an increase of $22.7 million, or 3.6% over the prior year period. The increase was primarily the result of continued consumer preference for premium-priced goods in both the spirits and wine categories. The revenue growth was primarily from the spirits category, which experienced a 2.6% increase in revenue on flat case sales for the current fiscal year as compared to the prior annual period. Revenue from wine sales remained stable, increasing 0.4% for the current fiscal year on slightly lower case sales as compared to the prior annual period. The case sales decline was primarily the result of the Indiana market, which did not represent the Sutter Home line during the most recent fiscal year, which adversely affected case sales by 115,000 as compared to the prior annual period. Distribution fee revenue remained stable at $22.0 million for the year ended March 31, 2002, compared to $21.6 million for the pror annual period. A rate increase authorized by the State of Michigan of $0.16 per case was effective February 1, 2002.

     Gross Profit. Gross profit dollars on product sales increased $5.7 million for the year ended March 31, 2002, an increase of 4.7% from the prior year period. Gross profit percentage on product sales was 19.5% for the year ended March 31, 2002 versus 19.3% for the prior year period. The increase in gross margin dollars were primarily from increased revenue in the Illinois market and increased margin percentage on stable revenue for the Indiana market.

         Operating Expenses. Total operating expenses for the year ended March 31, 2002 increased $5.7 million, or 4.6% over the operating expenses for the year ended March 31, 2001. The Company had stable warehouse and delivery costs, while experiencing higher costs for professional fees, sales and marketing wages, and casualty and health insurance.

     Warehouse and delivery expenses were essentially even with the prior year's amounts, decreasing 0.1% or $0.1 million for the year ended March 31, 2002. Total warehouse and delivery expenses, as a percentage of total revenue, declined slightly to 5.8% during the current year period as compared to 6.0% for the prior annual period. The decrease was primarily due to the savings experienced in the Indiana market from lower case sales of water and non-alcoholic products, along with construction of more efficient warehousing facilities.

     Selling expenses increased $1.1 million to $46.8 million for the year ended March 31, 2002 as compared to the prior year period. Additional sales and marketing costs, including staff and wage increases were primarily responsible for the greater selling expenses.

     Total administrative expense increased $4.6 million or 11.6% for the year ended March 31, 2002 versus the prior annual period. Increases in health & welfare benefits, casualty and workman's compensation insurance, and professional fees were primarily responsible for the increase from the prior annual period. The Company has experienced higher costs for employee's health care throughout the current fiscal year, both in the partially self funded plan, and by increases in multi-employer fully insured plans that cover bargaining unit employees. The Company renewed its property and casualty insurance in December, 2001 and expects to report increased costs for the current policy period due to increased rates on facilities, and excess liability coverage. Professional fees have increased from the comparable prior annual period due to costs related to the implementation of enhanced internal control procedures and the change of auditors from the prior year.

     Income from Operations. Total operating income increased $0.4 million, or 2.1% for the year ended March 31, 2002, over the prior annual period. The increase in operating income was primarily due to the increased gross profit dollars and reduced operating expenses by the Indiana market for the year ended March 31, 2002 as compared to the prior annual period.

     Interest Expense. Interest expense decreased $1.3 million or 9.7% for the year ended March 31, 2002 compared to the prior year. The Company was able to take advantage of LIBOR pricing, which reduced the Company's rate relative to prime based pricing on its revolving line of credit. The Company's reduction in its average borrowings on the revolving line of credit and the reductions in the prime rate were primarily responsible for the reduced expense for the year ended March 31, 2002, compared to the prior annual period. The Company's revolver rate was 4.75% at March 31, 2002 and was 8.5% at March 2001.

     Other Income. Other income decreased $8.3 million from the comparable annual period, primarily due to the $7.5 million gain from the sale of the bottled water division in June 2000, increased equity losses and impairment in value from the investment in eSkye, and reduced interest income due to reductions in balances of the shareholder notes in NWSC.

     Net Income. Net income decreased $6.7 million for the year ended March 31, 2002, as compared to the prior annual period. The decrease was primarily due to the gain from the sale of the bottled water division of $7.5 million during the previous annual period. Net income, excluding the gain from the sale of the bottled water division, increased 13.0% or $0.9 million for the year ended March 31, 2002, as compared to the prior annual period.

     For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2002 was $27.9 million, a decrease of $0.2 million, or 0.8% as compared to the prior annual period.

Fiscal 2001 Compared with Fiscal 2000

     Revenue. The Company reported product sales for the year ended March 31, 2001 of $636.9 million, an increase of $33.3 million, or 5.5% over the prior year period. The increase was primarily the result of consumer demand for premium-priced spirits and wines, along with growth of the United States Beverage division. Price increases on popular brands, such as tequila, also contributed to the revenue increase this year versus the prior year period. Distribution fee revenue increased 3.9% to $21.6 million, primarily the result of a rate increase to $7.32 a case from $6.50 per case, as authorized by the State of Michigan. Case volume from fee operations declined due to the sale of the Black Velvet, Christian Brothers (both in May 2000) and Arrow brands (February 2000) by Diageo. The Company added the Allied Domecq line in Michigan (July 2000); however, the case volume was not equal to the Diageo brands that were sold.

     Gross Profit. Gross profit dollars on product sales increased $7.8 million for the year ended March 31, 2001, an increase of 6.7% from the prior year period. Gross profit percentage on product sales was 19.3% for the year ended March 31, 2001 versus 19.1% for the prior year period. The increased sales of premium spirits and wines, which carry a higher gross profit percentage, along with the growth of the United States Beverage division, were primarily responsible for the gross margin dollar and percentage increase.

     Operating Expenses. Total operating expenses for the year ended March 31, 2001 increased $5.8 million, or 4.8% over the operating expenses for the year ended March 31, 2000. Expanded sales operations in the United States Beverage division, along with increased brand promotion costs in the product markets, were primarily responsible for the operating expense increase.

     Operating expenses for the annual period ended March 31, 2001 in the fee operations increased $1.7 million, or 8.3% from the prior year period. Operational costs associated with increased bottle or less than full case orders, and expansion of the sales area were primarily responsible for the cost increases.

     Warehouse and delivery expenses increased 3.3% or $1.3 million for the year ended March 31, 2001 versus the prior year period. Operational costs associated with the increased bottle orders in our fee market contributed to higher warehouse costs. Total warehouse and delivery expenses, as a percentage of total revenue, declined slightly to 6.0% during the current year period as compared to 6.2% for the prior annual period.

     Selling expenses increased $4.6 million to $45.7 million for the year ended March 31, 2001 as compared to the prior year period. Expansion of the United States Beverage sales area due to the Grolsch brand addition along with increased brand support for the Hooper's Hooch products were primarily responsible for the sales expense increase. Expenses for the brokerage operation in our fee market increased $0.3 million from the prior year period. This represents a leveling off for the brokerage expenses, while revenue from the brokerage operation increased $0.2 million for the annual period ended March 31, 2001, versus the comparable year period.

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

     Other Income. The gain from the sale from the bottled water division of $7.5 million was the primary reason for the increase of $6.8 million in other income for the year ended March 31, 2001 as compared to the prior annual period. Rental income increased slightly due to facilities rented to the purchaser of the bottled water division and office facilities to eSkye Solutions, Inc.

     The Company's share of income from Commonwealth Wine & Spirits, L.L.C. increased $0.2 million during the year ended March 31, 2001 to $0.3 million as compared to the prior annual period. Distributions received from Commonwealth were $0.8 million for the year ended March 31, 2001 as compared to $0.5 million for the prior annual period.

     The Company's share of losses from eSkye Solutions, Inc. was $0.8 million for the year ended March 31, 2001 an increase of $0.5 million as compared to the prior annual period.

     Net Income. Net income increased $9.7 million for the year ended March 31, 2001, as compared to the prior annual period. The increase was due to the gain from the sale of the bottled water division along with increased revenue and gross profit. Net income from the product markets, excluding the gain from the sale of the bottled water division, increased 55.4% to $8.6 million for the year ended March 31, 2001, as compared to $5.5 million for the prior annual period.

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

     NWS' working capital and borrowings under its revolving credit facility fluctuate over the course of each year. In fiscal 2002, NWS' minimum and maximum amount of borrowings under the current $60.0 million revolving credit facility, at any one time, was $0.0 in March 2002 and $29.0 million in January, 2002. At March 31, 2002 NWS' did not have a balance outstanding under its revolving credit facility.

     Net cash provided by operating activities for the year ended March 31, 2002 was $22.0 million, as compared to $7.4 million for the prior year; an increase of $14.6 million. The $14.6 million increase primarily resulted from $13.7 million in cash made available by net changes for the year ended March 31, 2002 in certain working capital accounts as compared to changes in those accounts during the prior year.

     Net cash used by investing activities increased $8.0 million for the year ended March 31, 2002 as compared to the prior annual period. This net increase in funds used was primarily the result of the receipt of funds from the sale of the bottled water division during the prior fiscal year and increased purchases of intangibles during the current fiscal year. The intangible purchases were primarily to fund distribution agreements for USB. The Company was able to limit spending on capital expenditures related to additional capacity or real estate and the company expects capital expenditures in fiscal 2003 to be between $5 million and $6 million.

     Net cash used by financing activities was $9.1 million for the year ended March 31, 2002, as compared to $9.5 million used during the prior annual period. The Company had distributions to stockholders during the year that were for tax liabilities and used to repay shareholder receivables. The Company's distributions to stockholders were reduced by $2.1 million for the year ended March 31, 2002 as compared to the prior annual period. Stockholder distributions of $8.5 million for the year ended March 31, 2002 were distributed for the following purposes: $5.7 million for stockholders' tax liabilities, $2.3 million for the repayment of stockholder debts to the Company, and $0.5 million to a stockholder that has no obligation to the Company. Payments of long-term debt increased primarily from the Company purchasing $2.1 million of its senior notes from the open market during September, 2001.

     Total assets increased to $201.4 million at March 31, 2002, a $9.1 million increase from the prior year. This increase was primarily the result of increased cash of $7.6 million and inventories of $2.3 million as compared to the prior annual period. Total debt at March 31, 2002 of $109.8 million remained constant with the prior year's ending balance of $110.6 million. The Company had $60.0 million available under the revolving line of credit at March 31, 2002.

     The Company believes that cash flow from operations and existing capital resources, including cash and borrowings available under the Company's revolving credit facility, will be sufficient to satisfy the Company's anticipated working capital and debt service requirements and expansion plans.

Other

     As a matter of policy, the Company plans to review and evaluate all professional services firms every three to four years. This review will include but is not limited to legal, audit and information systems services. The next scheduled review will occur during Fiscal 2003.

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

Recently Issued Accounting Pronouncements

     See Note 1 to the financial statements in Item 8.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to fluctuations in interest rate risk as a result of its indebtedness. The Company's objectives in managing its exposure to changes in interest rates are to limit the effect of interest rate changes on earnings and cash flows and to minimize the amount of borrowings under the Company's revolving line of credit. This approach to managing interest rate risk does not consider the changes in the Company's competitive environment indirectly related to changes in interest rates and management's responses to these changes.

Item 8. Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Wine & Spirits, Inc.

We have audited the accompanying consolidated balance sheet of National Wine & Spirits, Inc. (an Indiana Corporation) and subsidiaries as of March 31, 2002 and the related consolidated statement of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Wine & Spirits, Inc., as of March 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not a required part of the basic consolidated financial statements. The information as of and for the year ended March 31, 2002 contained in this schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
May 21, 2002.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
National Wine & Spirits, Inc.

We have audited the accompanying consolidated balance sheet of National Wine & Spirits, Inc. as of March 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a) for the years ended March 31, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Wine & Spirits, Inc. at March 31, 2001 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended March 31, 2001 and 2000.

The consolidated financial statements as of March 31, 2001 and for each of the two years in the period ended March 31, 2001 have been adjusted retroactively to adopt the equity method of accounting as described in Note 2.



                                        Ernst & Young LLP


Indianapolis, Indiana
June 26, 2001, except for
Note 2 as to which the
date is December 28, 2001.

                                    National Wine & Spirits, Inc.
                                     Consolidated Balance Sheets


                                                                               March 31
                                                                       2002                2001
                                                                  -------------       -------------
Assets
Current assets:
  Cash and cash equivalents                                       $  11,735,000       $   4,094,000
  Accounts receivable, less allowance for doubtful
    accounts of $1,291,000 ($1,737,000 in 2001)                      37,557,000          36,738,000
  Inventory                                                          81,940,000          79,616,000
  Prepaid expenses and other                                          7,366,000           6,494,000
                                                                  -------------       -------------
Total current assets                                                138,598,000         126,942,000
Property and equipment, net                                          41,440,000          43,734,000
Other assets:
  Notes receivable                                                      462,000             811,000
  Cash surrender value of life insurance                              3,368,000           2,821,000
  Investment in Commonwealth Wine & Spirits, LLC                      6,611,000           6,609,000
  Investment in eSkye Solutions, Inc.                                   160,000           1,471,000
  Intangible assets, net of amortization                              9,342,000           9,290,000
  Deferred pension costs                                              1,198,000             487,000
  Deposits and other                                                    226,000             125,000

Total other assets                                                   21,367,000          21,614,000
                                                                  -------------       -------------
Total assets                                                      $ 201,405,000       $ 192,290,000
                                                                  =============       =============

Liabilities And Stockholders' Equity
Current liabilities:
  Accounts payable                                                $  40,795,000       $  35,739,000
  Accrued payroll and payroll taxes                                   7,676,000           6,913,000
  Excise taxes payable                                                6,053,000           5,401,000
  Other accrued expenses                                             12,108,000           8,510,000
  Current maturities of long-term debt                                      ---             571,000
                                                                  -------------       -------------
Total current liabilities                                            66,632,000          57,134,000

Deferred pension liability                                            1,873,000             487,000
Long-term debt, less current maturities                             109,805,000         110,000,000
                                                                  -------------       -------------
Total liabilities                                                   178,310,000         167,621,000

Stockholders' equity:
  Voting common stock, $.01 par value.  200,000 shares
    authorized, 104,520 shares issued and outstanding                     1,000               1,000
  Nonvoting common stock, $.01 par value.  20,000,000 shares
    authorized, 5,226,001 shares issued and outstanding                  53,000              53,000
  Additional paid-in capital                                         25,009,000          25,009,000
  Accumulated deficit                                                (1,293,000)           (224,000)
  Accumulated other comprehensive income-
    unrecognized net pension loss                                      (675,000)                ---
                                                                  -------------       -------------
                                                                     23,095,000          24,839,000
Notes receivable from stockholders, net                                     ---            (170,000)
                                                                  -------------       -------------
Total stockholders' equity                                           23,095,000          24,669,000
                                                                  -------------       -------------
Total liabilities and stockholders' equity                        $ 201,405,000       $ 192,290,000
                                                                  =============       =============

See accompanying notes.

                                              National Wine & Spirits, Inc.
                                            Consolidated Statements of Income


                                                                                   Years Ended March 31
                                                                  -----------------------------------------------------
                                                                       2002                2001                2000
                                                                  -------------       -------------       -------------

Net product sales                                                 $ 659,594,000       $ 636,879,000       $ 603,625,000
Distribution fees                                                    21,963,000          21,573,000          20,770,000
                                                                  -------------       -------------       -------------
Total revenue                                                       681,557,000         658,452,000         624,395,000
Cost of products sold                                               530,910,000         513,928,000         488,444,000
                                                                  -------------       -------------       -------------

Gross profit                                                        150,647,000         144,524,000         135,951,000
Selling, general and administrative expenses:
  Warehouse and delivery                                             39,610,000          39,657,000          38,401,000
  Selling                                                            46,840,000          45,691,000          41,072,000
  Administrative                                                     44,622,000          39,997,000          40,096,000
                                                                  -------------       -------------       -------------
                                                                    131,072,000         125,345,000         119,569,000
                                                                  -------------       -------------       -------------

Income from operations                                               19,575,000          19,179,000          16,382,000

Interest expense:
  Related parties                                                      (258,000)           (405,000)           (425,000)
  Third parties                                                     (11,676,000)        (12,809,000)        (12,849,000)
                                                                  -------------       -------------       -------------
                                                                    (11,934,000)        (13,214,000)        (13,274,000)
Other income (expense):
  Gain on sales of assets                                                47,000           7,835,000             173,000
  Interest income                                                       286,000             738,000             892,000
  Rental and other income                                               390,000              59,000             371,000
  Equity in income of Commonwealth Wine & Spirits, LLC                  407,000             315,000             131,000
  Equity in losses of eSkye Solutions, Inc.                          (1,311,000)           (787,000)           (255,000)
                                                                  -------------       -------------       -------------

Total other income (expense)                                           (181,000)          8,160,000           1,312,000
                                                                  -------------       -------------       -------------

Net income                                                        $   7,460,000       $  14,125,000       $   4,420,000
                                                                  =============       =============       =============

See accompanying notes.

                                                    National Wine & Spirits, Inc.
                                           Consolidated Statements of Stockholders' Equity


                                $.01 Par Value                                         Accumulated
                                  Common Stock        Additional                          Other
                             --------------------      Paid-in       Accumulated      Comprehensive
                              Voting   Non-Voting      Capital         Deficit           Income        Stockholders       Equity
                             -------   ----------    -----------    -------------     -------------    ------------    ------------

Balance at April 1, 1999     $ 1,000    $ 53,000     $25,009,000    $  (3,391,000)    $      ---       $ (5,406,000)   $ 16,266,000

  Net income                     ---         ---             ---        4,420,000            ---                ---       4,420,000
  Decrease in notes
    receivable from
    stockholders, net            ---         ---             ---              ---            ---          2,294,000       2,294,000
  Distributions to
    stockholders                 ---         ---             ---       (4,797,000)           ---                ---      (4,797,000)
                             -------    --------     -----------    -------------     ----------       ------------    ------------

Balance at March 31, 2000      1,000      53,000      25,009,000       (3,768,000)           ---         (3,112,000)     18,183,000

  Net income                     ---         ---             ---       14,125,000            ---                ---      14,125,000
  Decrease in notes
    receivable from
    stockholders, net            ---         ---             ---              ---            ---          2,942,000       2,942,000
  Distributions to
    stockholders                 ---         ---             ---      (10,581,000)           ---                ---     (10,581,000)
                             -------    --------     -----------    -------------     ----------       ------------    ------------

Balance at March 31, 2001      1,000      53,000      25,009,000         (224,000)           ---           (170,000)     24,669,000

  Net income                     ---         ---             ---        7,460,000            ---                ---       7,460,000
  Unrecognized net
    pension loss                 ---         ---             ---              ---       (675,000)               ---        (675,000)
  Comprehensive Income                                                                                                 ------------
  Decrease in notes                                                                                                       6,785,000
    receivable from
    stockholders, net            ---         ---             ---              ---            ---            170,000         170,000
  Distributions to
    stockholders                 ---         ---             ---       (8,529,000)           ---                ---      (8,529,000)
                             -------    --------     -----------    -------------     ----------       ------------    ------------
Balance at March 31, 2002    $ 1,000    $ 53,000     $25,009,000    $  (1,293,000)    $ (675,000)      $        ---    $ 23,095,000
                             =======    ========     ===========    =============     ==========       ============    ============

See accompanying notes.


                                            National Wine & Spirits, Inc.
                                        Consolidated Statements of Cash Flows


                                                                                Years Ended March 31
                                                                        2002             2001              2000
                                                                  --------------    --------------    --------------

Operating activities:
Net income                                                        $    7,460,000    $   14,125,000    $    4,420,000
Adjustments to reconcile net income to net cash provided  by operating activities:
  Depreciation of property and equipment                               6,561,000         7,046,000         7,270,000
  Amortization of intangible assets                                    1,714,000         1,844,000         1,635,000
  Equity in losses  of eSkye  Solutions, Inc.                          1,311,000           787,000           255,000
  Equity in earnings of Commonwealth Wine & Spirits, LLC                (407,000)         (315,000)         (131,000)
  Provision for bad debt expense                                         552,000           599,000           544,000
  Gain on sales of assets                                                (47,000)       (7,835,000)         (174,000)
    Increase in cash surrender value of life insurance                  (547,000)         (552,000)         (413,000)
  Other                                                                   32,000               ---               ---
  Changes in operating assets and liabilities
    Accounts receivable                                                  892,000         2,307,000        (7,908,000)
    Inventories                                                       (2,324,000)       (9,310,000)       (3,206,000)
    Prepaid expenses and other receivables                            (3,135,000)         (677,000)        2,036,000
      (Increase) decrease in deposits and other                         (101,000)           56,000           (42,000)
    Accounts payable                                                   5,056,000        (2,196,000)       10,329,000
    Accrued expenses and taxes                                         5,013,000         1,478,000         2,033,000
                                                                  --------------    --------------    --------------
Net cash and cash equivalents provided by operating activities        22,030,000         7,357,000        16,648,000

Investing activities:
Purchases of property and equipment                                   (4,332,000)       (6,083,000)       (6,672,000)
Purchases of intangible assets                                        (1,841,000)       (1,156,000)       (1,996,000)
Acquisition of R.M. Gilligan, Inc., net of cash received                     ---               ---        (1,630,000)
Proceeds from sale of property and equipment                             112,000        10,860,000         2,242,000
Investment in eSkye Solutions, Inc.                                          ---        (2,013,000)         (500,000)
Distributions from Commonwealth Wine & Spirits, LLC                      405,000           778,000           497,000
Collections on notes receivable                                          349,000           331,000           344,000
                                                                  --------------    --------------    --------------
Net cash and cash equivalents (used) provided by investing
activities                                                            (5,307,000)        2,717,000        (7,715,000)

Financing activities:
Proceeds from line of credit borrowings                              146,900,000       149,250,000       140,000,000
Principal payments on line of credit borrowings                     (146,900,000)     (150,250,000)     (143,700,000)
Principal payments on long-term debt                                  (2,653,000)         (900,000)       (1,079,000)
Proceeds of borrowings from stockholder                                  258,000           284,000            97,000
Repayments on borrowings from stockholders                              (253,000)         (191,000)         (205,000)
Receipts on notes receivable from stockholders and others              2,095,000         2,849,000         2,402,000
Distributions to stockholders                                         (8,529,000)      (10,581,000)       (4,797,000)
                                                                  --------------    --------------    --------------
Net cash and cash equivalents used by financing activities            (9,082,000)       (9,539,000)       (7,282,000)
                                                                  --------------    --------------    --------------
Net increase in cash and cash equivalents                              7,641,000           535,000         1,651,000
Cash and cash equivalents, beginning of year                           4,094,000         3,559,000         1,908,000
                                                                  --------------    --------------    --------------
Cash and cash equivalents, end of year                            $   11,735,000    $    4,094,000    $    3,559,000
                                                                  ==============    ==============    ==============

See accompanying notes.

                          National Wine & Spirits, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (NWS or the Company) is a holding company which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (NWSC) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-LLC is a wholesale distributor of liquor and wines throughout Illinois. NWSM and NWSM-LLC are distributors of liquor and non-alcoholic products throughout Michigan. Based in Connecticut, USB distributes and markets import, craft, and specialty beer products throughout the United States.

The consolidated financial statements include the accounts of NWS, NWSC, NWS-LLC, NWSM, NWSM-LLC, and USB, all of which NWS wholly owns or owns 100% of the voting stock. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer and wine. NWS performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Substantially all inventory is stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventory primarily consists of packaged beer, wine, liquor, cigars and accessories. The Company also has an interest in certain bulk whiskey inventory, which is being aged by the supplying distiller. This interest serves as collateral for related notes payable to the distiller. In accordance with industry practices, storage and handling costs incurred during the aging process are included as a component of the cost of bulk whiskey. Bulk whisky represented approximately $1,452,000 and $1,421,000 of the total inventory balance at March 31, 2002 and 2001, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $3,610,000, $4,767,000 and $4,322,000 in 2002, 2001 and 2000, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using primarily the straight-line method over their expected useful lives as follows:

         Buildings and improvements            10-40 years
         Furniture and equipment                 5-7 years
         Warehouse equipment                       7 years
         Automobiles and trucks                    5 years

Intangible Assets

Intangible assets consist of the following, net of accumulated amortization:

                                                     March 31,
                                              2002               2001
                                         --------------     --------------

Deferred loan financing costs              $ 3,740,000       $ 4,505,000
Goodwill                                     1,251,000         1,355,000
Deferred Distribution Rights                 3,997,000         2,616,000
Other                                          354,000           814,000
                                           -----------       -----------
                                           $ 9,342,000       $ 9,290,000
                                           ===========       ===========

These costs are being amortized by the straight-line method (which, for deferred financing costs, also approximates the yield method) over the terms of the agreements or their estimated useful lives, which range from two to twenty years. Accumulated amortization related to these assets was $6,866,000 and $5,194,000 at March 31, 2002 and 2001, respectively.

On January 2, 2002 the Company's USB division entered into a distribution contract with Grolsch International, BV as the exclusive importer, seller and marketer of Grolsch products within the United States. The Company paid $1,746,000 for this contract and recorded this amount as an intangible asset to be amortized over the life of the five year contract.

Long-lived Assets

The carrying value of the long-lived assets is periodically reviewed by management. If this review indicates that the carrying value may be impaired then the impaired amount will be written off.

Other Accrued Expenses

                                                         March 31,
                                                   2002             2001
                                              ------------      -----------
       Deferred revenue                       $  3,348,000      $   131,000
       Accrued personal property taxes           2,361,000        2,111,000
       Accrued interest expense                  2,296,000        2,374,000
       Accrued health claims                     1,046,000          720,000
       Other-accrued expense                     3,057,000        3,174,000
                                              ------------      -----------
                                              $ 12,108,000      $ 8,510,000
                                              ============      ===========

Deferred revenue represents cash advances from customers for certain imported wines that are in their aging phase.

Income Taxes

There is no provision for federal or state income taxes reflected in the financial statements because the stockholders have consented to NWS' election to be taxed as an S corporation under the applicable provisions of the Internal Revenue Code. NWS' income is taxable directly to its stockholders.

Revenue Recognition

NWSC, NWS-LLC, NWSM-LLC, and USB purchase inventory items for resale to customers and are liable for payment to the suppliers, as well as collecting payment from customers. NWSM receives a fixed fee per case of liquor distributed for the State of Michigan (distribution fees) which is also responsible for payments to suppliers. All Michigan shipments are cash on delivery.

Net sales and distribution fees are recognized at the time product is shipped which is when title passes. Shipping and handling charged to customers is included in Net Product Sales. For the years ended March 31, 2002, 2001, and 2000, the Company incurred delivery expenses of $16,533,000, $16,474,000, and $16,759,000, respectively, which are included in warehouse and delivery expenses in the accompanying Consolidated Statements of Income.

Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137 and SFAS 138, as of April 1, 2001. These standards require that all derivative instruments be recorded on the balance sheet at fair value. The adoption of these standards did not have an affect on the Company's annual results of operations or its financial position.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is adopting the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement is expected to reduce annual amortization expense approximately $100,000. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will have on its earnings and financial position.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date of June 15, 2002 which becomes effective for the Company on April 1, 2003. This standard requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The Company does not believe the adoption of this standard will have an impact on its financial statements.

FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 144 also addresses the accounting for expected disposals of long-lived assets. The Company will adopt Statement 144 in the first quarter of fiscal 2003 and, based on current circumstances, does not believe the effect of adoption will be material.

In April, 2002 the Financial Accounting Standards Board issued Statement No. 145: Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions as well as addresses the classifications of gains and losses on debt extinguishment. The Company does not anticipate that there will be a material impact on its financial statements.

On January 1, 2002, the Company adopted the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). This statement provides guidance on when consideration received by a customer from a vendor should be reflected as a reduction of revenue or cost in the statement of income. Upon adoption of this statement, financial statements for prior periods presented for comparative purposes were reclassified to comply with the provisions of this statement. As a result of adopting this statement, $2,029,000 of consideration paid to customers was reflected as a reduction of revenue in the statement of income for the year ended March 31, 2002. For the years ended March 31, 2001 and 2000, $2,361,000 and $1,362,000, respectively, was reclassed from selling expense to reduce revenue in the Consolidated Statements of Income. These reclasses have no effect on net income for any of the periods presented.

Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

2. Investment in Unconsolidated Subsidiaries

eSkye Solutions, Inc.

Prior to December 28, 2001, the Company has been accounting for its investment in eSkye Solutions, Inc. (eSkye) on the cost method. On December 28, 2001 eSkye redeemed a significant portion of its outstanding preferred stock at a significant discount. Since the Company elected not to participate in this redemption, its voting control increased to over 20% of voting stock. In accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (APB 18), the Company adopted retroactively the equity method of accounting. Accordingly, the years ended March 31, 2002, 2001 and 2000, have been adjusted to reflect this adoption. In addition, APB 18 also requires the Company to evaluate whether or not an "other than temporary" decline in value of an investment has occurred. As a result of this evaluation, the Company recorded an impairment charge of $530,000 for the year ended March 31, 2002, which is included in "Equity in losses of eSkye Solutions, Inc." in the Consolidated Statements of Income. In addition, losses applying the equity method are $781,000 for the year ended March 31, 2002, which is included in "Equity in losses of eSkye Solutions, Inc." in the Consolidated Statements of Income. The Company believes its remaining carrying value of $160,000 approximates the current fair value of the investment.

Commonwealth Wine & Spirits, LLC

In December 1998, NWSC formed a new distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company ("Vertner") and Kentucky Wine & Spirits ("Kentucky W&S"). NWSC has accounted for its investment in Commonwealth Wine & Spirits, LLC using the equity method. Under the terms, NWSC invested $7,500,000 in exchange for a 25% interest in the new company. Vertner and Kentucky W&S equally own the remaining 75%. A portion of NWSC's initial investment related to a franchise fee paid by NWSC on behalf of the new distributorship. As part of the operating agreement, NWSC's initial cash distributions from the new distributorship are treated as return of NWSC's original investment. As a result, the amortization of this franchise fee is allocated 100% to NWSC and is reflected in the Company's recorded equity in income of Commonwealth Wine & Spirits, LLC in the accompanying consolidated income statement. The Company received distributions of $405,000, $778,000 and $497,000 from Commonwealth Wine & Spirits, LLC in 2002, 2001 and 2000 respectively.

Summary financial information for eSkye Solutions,  Inc. and Commonwealth Wine &
Spirits, LLC is as follows:

                                              Years Ended March 31,
                                      2002            2001             2000
                                 -------------    -------------    ------------
    Sales                        $  86,365,000    $  82,632,000    $  79,173,000
    Operating Income (Loss)        (18,076,000)     (14,742,000)         765,000
    Net Loss                       (16,132,000)     (15,043,000)      (1,308,000)

                                            March 31,
                                      2002             2001
                                 -------------    -------------
    Current Assets               $  25,056,000    $  47,021,000
    Non-current Assets               4,311,000       10,940,000
    Current Liabilities              8,545,000        9,035,000
    Non-current Liabilities            209,000        2,445,000
    Minority Interest                  102,000              ---
    Redeemable Stock                20,055,000       58,905,000

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

5. Inventory

Inventory at March 31 is comprised of the following:

                                     2002             2001
                                 -------------    -------------

         Inventory at FIFO       $  92,597,000    $  89,377,000
         Less: LIFO reserve         10,657,000        9,761,000
                                 -------------    -------------
                                 $  81,940,000    $  79,616,000
                                 =============    =============

If the Company had used the first-in, first-out (FIFO) inventory method, net income would have been $896,000, $1,276,000 and $939,000 greater in 2002, 2001 and 2000, respectively.

6. Property and Equipment

Property and equipment at March 31 is comprised of the following:

                                         2002             2001
                                    -------------    -------------

   Land and improvements            $   1,473,000    $   1,473,000
   Buildings and improvements          31,474,000       30,298,000
   Furniture and equipment             15,256,000       15,070,000
   Warehouse equipment                 28,076,000       27,650,000
   Automobiles and trucks               6,327,000        5,850,000
   Construction in progress                   ---          427,000
                                    -------------    -------------
                                       82,606,000       80,768,000
   Less: Accumulated depreciation      41,166,000       37,034,000
                                    -------------    -------------
                                    $  41,440,000    $  43,734,000
                                    =============    =============

7. Debt

Long-term debt at March 31 is comprised of the following:

                                                           2002                2001
                                                       -------------      -------------
Senior notes payable (A)                               $ 107,875,000      $ 110,000,000
Bank revolving line of credit (B)                                ---                ---
Notes payable to stockholders, net (see Note 11)           1,930,000                ---
Term note payable (repaid September, 2001)                       ---            500,000
Other                                                            ---             71,000
                                                       -------------      -------------
                                                         109,805,000        110,571,000
Less:  current maturities                                        ---            571,000
                                                       -------------      -------------
                                                       $ 109,805,000      $ 110,000,000
                                                       =============      =============

(A)  On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January  15,  2009.  Interest  on the senior  notes is 10.125% and is
     payable   semiannually.   These  senior  notes  are  guaranteed  by  the  Company's
     subsidiaries.  The  guarantors  are either wholly owned or the Company owns 100% of the voting stock and there are no  non-guarantor  subsidiaries.  The guarantees are full, unconditional and joint and several.

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

     The  Company  purchased  $2,125,000  of its senior  notes  from the open  market on
     September 28, 2001. The notes were purchased for $2,082,500  plus accrued  interest of $46,617.  Related unamortized  issuance costs of $74,391 were written off due to the purchase of the senior  notes.  The Company  initially  utilized its  revolving credit  facility  to fund the  purchase  of the senior  notes.  The net loss on the purchase of $32,000 is included in other income and expenses.




(B)  On January 25, 1999,  the Company  entered into a credit  agreement that provides a revolving line of credit for borrowings of up to  $60,000,000  through  January 25,
     2004, all of which are available at March 31, 2002.  Line of credit  borrowings are limited to eligible  accounts  receivable  plus  eligible  inventories.  The credit agreement  permits the Company to elect an interest  rate based upon the LIBOR rate or the higher of the prime  lending rate or the federal funds  effective  rate plus
     0.5%. At March 31, 2000, all  borrowings  were being charged the prime lending rate plus 0.5%. The Company also pays a commitment fee ranging from 0.25% to 0.5% of its undrawn  portion  of its line of credit.  The  Company  must  comply  with  certain financial covenants and as of March 31, 2002 the Company was in compliance with all such covenants.

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

Principal payments due on debt at March 31, 2002 are as follows:

                  2003               $         ---
                  2004                         ---
                  2005                         ---
                  2006                         ---
                  2007                         ---
                  Thereafter           109,805,000
                                     -------------
                                     $ 109,805,000
                                     =============

Cash paid for interest was  $11,754,000,  $13,212,000  and  $13,116,000 in 2002,
2001 and 2000, respectively.

8. Common Stock

The Company has two authorized classes of capital stock: voting $0.01 par value common shares and nonvoting $0.01 par value common shares. Both classes of stock have the same relative rights, performance limitations and restrictions, except that nonvoting shares are not entitled to vote on any matters submitted to a vote of the stockholders, except as provided by law.

9. Commitments

The Company leases office and warehouse space under noncancellable operating leases ranging from two to ten years, some of which include renewal and purchase options and escalation clauses, expiring on various dates through 2011. The Company also leases certain trucks and equipment pursuant to noncancellable operating leases with terms ranging from three to seven years. Future minimum rent payments as of March 31, 2002 are as follows:

           2003                     $  4,150,000
           2004                        3,397,000
           2005                        2,871,000
           2006                        2,522,000
           2007                        2,235,000
           Thereafter                  1,102,000
                                    ------------
                                    $ 16,277,000
                                    ============

Rent expense was  $4,800,000,  $4,738,000 and $4,171,000 in 2002, 2001 and 2000,
respectively.

10. Pension Plans

The Company sponsors a defined benefit pension plan covering substantially all of its warehousemen and drivers. The Company makes contributions to the plan based on amounts permitted by law.

The components of net periodic pension cost of the defined benefit plan are as follows for the years ended March 31:

                                                            2002            2001             2000
                                                        -----------      ----------      ------------

Service cost-benefits earned during the year            $   263,000      $  231,000      $    270,000
Interest on projected benefit obligation                    288,000         255,000           248,000
Expected return on plan assets                             (305,000)       (337,000)         (267,000)
Amortization of unrecognized net transition asset            20,000          20,000            20,000
Amortization of loss                                            ---         (40,000)              ---
Amortization of prior service cost                           53,000          35,000            35,000
                                                        -----------      ----------      ------------
Net periodic pension cost                               $   319,000      $  164,000      $    306,000
                                                        ===========      ==========      ============

The change in the projected benefit obligation, plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets at March 31, 2002 and 2001 for the defined benefit pension plan are as follows:

                                                             2002                  2001
                                                        -------------        --------------
Change in projected benefit obligation:
  Benefit obligation at beginning of year               $   3,802,000        $    3,483,000
    Service cost                                              263,000               231,000
    Interest cost                                             288,000               255,000
    Actuarial changes                                         807,000                44,000
    Benefits paid                                            (198,000)             (211,000)
                                                        -------------        --------------
  Benefit obligation at end of year                     $   4,962,000        $    3,802,000
                                                        =============        ==============

                                                             2002                  2001
                                                        -------------        --------------
Change in plan assets:
  Fair value of plan assets at beginning of year        $   3,552,000        $    3,953,000
  Actual return on plan assets                               (345,000)             (600,000)
  Company contributions                                       578,000               410,000
  Benefits paid                                              (198,000)             (211,000)
                                                        -------------        --------------
  Fair value of plan assets at end of year              $   3,587,000        $    3,552,000
                                                        =============        ==============

Funded status of the plan (under-funded)                $  (1,375,000)       $     (250,000)
Unrecognized net actuarial gain                             1,086,000              (372,000)
Unrecognized prior service cost                               700,000               752,000
Unrecognized transition obligation                             87,000               107,000
                                                        -------------        --------------
Prepaid benefit cost                                    $     498,000        $      237,000
                                                        =============        ==============

Weighted-average assumptions:
  Discount rate                                                  7.00%                 7.75%
  Expected return on plan assets                                 8.50%                 8.50%

Balance Sheet Classification:
  Prepaid benefit cost                                  $    (498,000)       $     (237,000)
  Noncurrent deferred additional liability              $   1,873,000               487,000
                                                        -------------        --------------
  Minimum liability                                     $   1,375,000        $      250,000
                                                        =============        ==============

  Deferred pension costs (intangible asset)             $   1,198,000        $      487,000
  Accumulated other comprehensive income -
    unrecognized net pension loss                       $     675,000        $          ---

As of March 31, 2002 and 2001, the Company recorded an additional minimum pension liability of $1,873,000 and $487,000, respectively. This minimum liability represents the excess of the unfunded accumulated benefit obligation over the fair market value of plan assets as of the measurement date. As the minimum liability exceeded the related unrecognized prior service cost, the excess was recorded in Accumulated Other Comprehensive Income as a reduction of stockholders' equity of $675,000 as of March 31, 2002. An intangible asset of $1,198,000 and $487,000 was recorded at March 31, 2002 and 2001, respectively. The change in the pension liability at March 31, 2002 over the liability at March 31, 2001 was primarily caused by the difference in the actual return on assets compared to the expected return on assets and the 0.75% decrease in the discount rate assumption.

It is the Company's policy to make  contributions to the plan sufficient to meet
the  funding  requirements  of  applicable  laws  and  regulations,   plus  such
additional amounts as deemed appropriate.

The Company also sponsors a defined contribution pension plan for substantially all employees not covered by the defined benefit plan. Contributions to the plan are made at the discretion of the Company and may not exceed 5% of a participant's compensation. The Company's pension expense for the defined contribution plan was $1,411,000, $1,215,000 and $1,293,000 in 2002, 2001 and
2000, respectively.

NWS-LLC contributes to union-sponsored multi-employer pension plans, which provide for contributions based on a specified rate per labor hour. Union employees constitute approximately 61% of NWS-LLC's workforce and 52% of NWSM's workforce. Contributions charged to expense were $665,000, $588,000 and $668,000 in 2002, 2001 and 2000, respectively. Information as to NWS-LLC's portion of accumulated plan benefits and plan net assets is not currently available. Under the Employee Retirement Income Security Act of 1974 as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. NWS-LLC has no intention of withdrawing from the plans.

11. Related Party Transactions

NWSC has notes receivable from its two stockholders totaling $2,628,000 and $4,723,000 at March 31, 2002 and 2001, respectively. The notes earn interest at the prime lending rate. Interest income earned was $222,000, $635,000 and $809,000 in 2002, 2001, and 2000, respectively. Proceeds of the notes were used by the stockholders to purchase additional capital stock of NWSC and to make loans to NWS-LLC. The notes, which are due on demand, were reflected net of notes payable to stockholders as a reduction of stockholders' equity in the consolidated balance sheets at March 31, 2001 as it is the Company's present intent to satisfy these receivables through future stockholder distributions.

Effective July 31, 1998, the Company and its stockholders executed new notes payable to stockholders to provide for a legal right of offset against the notes receivable from stockholders. Accordingly, as of March 31, 2001, the notes payable to stockholders (principal plus accrued interest) have been offset against the notes receivable from stockholders, with the resulting net receivable reflected as a reduction of stockholders'equity at March 31, 2001. The notes payable outstanding as of March 31, 2002 have been offset with corresponding notes receivable and reflected in long-term-debt in the accompanying Consolidated Balance Sheet. The total of the subordinated notes payable was $4,558,000 and $4,553,000 at March 31, 2002 and 2001, respectively with the principal balance due in 2009. These notes bear interest at the prime lending rate. Interest expense on these notes was $258,000, $405,000, and $425,000 in 2002, 2001, and 2000, respectively.

The Company  paid  $218,000,  $230,000,  and  $286,000 in 2002,  2001,  and 2000
respectively for consulting fees to a minority stockholder of NWS-LLC.

A Director of the Company is the Chairman and Chief Executive Officer of eSkye. The Company received 6,000,000 shares of common stock in eSkye upon inception, representing founders stock. The Company accounts for its investment in eSkye using the equity method. In October 1999 and May 2000, the Company invested $500,000 and $2,013,000 in convertible preferred stock of eSkye, respectively.

NWS leases facilities and certain office equipment to eSkye under the terms of a three-year operating lease. NWS received rent from eSkye of $270,000, $262,000 and $151,000 during the years ended March 31, 2002, 2001 and 2000 respectively. eSkye reimbursed the Company for $384,000 of expenses paid on its behalf during the year ended March 31, 2000.

12. Segment Reporting

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

                                                      2002             2001              2000
                                                  -------------    -------------    -------------

Revenue from external customers
  Product sales                                   $ 659,594,000    $ 636,879,000    $ 603,625,000
  All other                                          21,963,000       21,573,000       20,770,000
Interest expense
  Product sales                                      10,309,000       11,599,000       11,698,000
  All other                                           1,625,000        1,615,000        1,576,000
Depreciation expense
  Product sales                                       4,505,000        4,941,000        5,205,000
  All other                                           2,056,000        2,105,000        2,065,000
Amortization expense
  Product sales                                       1,170,000        1,300,000        1,243,000
  All other                                             544,000          544,000          392,000
Equity in earnings of Commonwealth
Wine & Spirits, LLC
  Product sales                                         407,000          315,000          131,000
Equity in losses of eSkye Solutions, Inc.
  Product sales                                      (1,311,000)        (787,000)        (255,000)
  All other                                                 ---              ---              ---
Segment income (loss)
  Product sales                                       9,155,000       16,111,000        5,524,000
  All other                                          (1,695,000)      (1,986,000)      (1,104,000)
Segment assets
  Product sales                                     190,585,000      180,383,000      174,411,000
  All other                                          10,820,000       11,907,000       13,786,000
Investments in equity method investees
  Product sales                                       6,771,000        8,080,000        7,317,000
  All other                                                 ---              ---              ---
Expenditures on long-lived assets
  Product sales                                       5,142,000        7,117,000        6,465,000
  All other                                           1,031,000          122,000        3,833,000

13. Concentration of Risk

Products purchased from four suppliers amounted to approximately 62%, 66% and 70% of all purchases in 2002, 2001 and 2000, respectively.

During December 2001, one supplier, which accounted for approximately 18% of 2002 revenues was acquired by two unrelated third parties. The Company, along with other competitors, are currently in the process of submitting proposals to the new parties to market and distribute the acquired brands. There can be no assurance, however, that the failure of the new parties to accept the proposals of the Company will not have a material adverse effect on the business and financial condition of the Company.

14. Litigation

The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or annual results of operations of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported.

                                    Part III

Item 10. Directors & Executive Officers of the Registrant

Directors and Executive Officers

     The following table sets forth information concerning the directors and executive officers of NWS:

       Name              Age                     Position
       ----              ---                     --------

James E. LaCrosse        69    Chairman, President, Chief Executive Officer,
                               Chief Financial Officer and Director
Martin H. Bart           69    Vice Chairman, Senior Vice President and Director
David R. Wilson          44    Corporate Executive Vice President,
                               Sales & Marketing
Catherine M. LaCrosse    35    Corporate Vice President of Sales-Indiana
                               Fine Wine Division and Director
John J. Baker            32    Executive Vice President, Chief Operating Officer
J. Smoke Wallin          35    Executive Vice President, Secretary and Director
James R. Beck            58    President, NWS-Indiana and Director
David H. Bart            37    President, NWS-Illinois
Joseph J. Fisch          53    President, U.S. Beverage
Mitchell T. Stoltz       48    Director
Norma M. Johnston        73    Director
William M. Cockrum       64    Director
Vaughn D. Bryson         63    Director

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

     David R. Wilson has served as Corporate Executive Vice President, Sales & Marketing, since March 2000. Mr. Wilson joined the NWS in 1996 and previously served as Executive Vice President of Spirits for NWS-Illinois. His previous experience includes 17 years with the Joseph E. Seagram Corporation in various management positions including Vice President, on-premise, North America and state general manager in Arizona-New Mexico, Indiana and Illinois. Mr. Wilson received an MBA from Bellarmine College in 1983 and a BBA in business and economics from the University of Kentucky in 1979.

     Catherine M. LaCrosse has served as Director of NWS since December 1998 and is currently Vice President of Sales of the Indiana Fine Wine Division. Ms. LaCrosse joined NWS in 1991 and has served in various sales and marketing positions in NWS-Indiana, NWS-Illinois and NWS-Michigan. Ms. LaCrosse received a BA in history from Indiana University in 1990. She is Mr. LaCrosse's daughter.

     John J. Baker has served as Executive Vice President and Chief Operating Officer since 1999. Mr. Baker joined the Company in 1993 and has also held positions as Director of Corporate Logistics, Director of Purchasing, and Operations Specialist. Prior to that, he served as a Financial Analyst for Comdata Corporation and Freight Forwarding Assistant for A.W. Fenton Company. Mr. Baker received an MBA in operations from Vanderbilt University-Owen School of Management in 1994 and a BS in economics and international business from Miami University in 1992.

     J. Smoke Wallin has served as Executive Vice President and a Director of NWS since December, 1998. He served as Chief Financial Officer from December 1998 until April 2000. Mr. Wallin joined NWS in 1988 and served as Executive
Vice President, Corporate Group, from 1993 to 1998. He received an MBA in finance, marketing and operations from Vanderbilt University-Owen School of Management in 1993 and a BS in economics from Cornell University in 1989. Mr. Wallin is Mr. LaCrosse's son-in-law.

     James R. Beck has served as Director of NWS since December 1998 and President of NWS-Indiana since 1992. Mr. Beck joined NWS in 1972 and has served in various positions, including Executive Vice President of Sales for 14 years prior to being named President of NWS-Indiana. He has been a Director of NWS since December, 1998. Mr. Beck received a BS in education from Ball State University in 1968.

     David H. Bart became President of NWS-Illinois in April 2001. Mr. Bart joined the company in 1993 and most recently served as Executive Vice President of Spirits in Illinois. He has also held positions of Executive Vice President of Wines, district manager of Hamburg Distributing and the On-Premise Division as well as area manager in the Chain Wine Division and General Market. Mr. Bart received a JD from Emory University School of Law in 1990 and a BS in managerial economics from Carnegie-Mellon University in 1987. He is Martin Bart's son.

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

     Mitchell T. Stoltz has served as Director of NWS since December 1998. Mr. Stoltz served as President of NWS-Illinois from 1995 to April 2001, at which time he resigned from that position but continues as a Director of NWS. Prior to becoming President, he served as Executive Vice President of Sales and Marketing for NWS-Illinois. Before joining NWS in 1992, Mr. Stoltz served as Vice President and General Manager for Magnolia Marketing Company and as President for Admiral Wine Company. Mr. Stoltz received an M.M. from Northwestern University Kellogg Graduate School of Management in 1985 and a BA in Business from Notre Dame University in 1976.

     Norma M. Johnston has been a Director of NWS-Indiana since 1976, and a Director of NWS since December, 1998. Mrs. Johnston served as Secretary of NWS - Indiana from 1976 to 1998.

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

     Percy N. Stone served as Director of NWS from July 1999 until February 2002, when he died. A replacement for this directorship has not yet been selected.

Item 11. Executive Compensation

Compensation of Directors

     Only outside Directors of NWS receive compensation per year for serving as directors. Each outside director received $60,000 for the fiscal year ended March 31, 2002 for serving on the board.

Executive Compensation

     The  following  table sets forth the  compensation  paid by NWS to James E.
LaCrosse, Chief Executive Officer, and to each of the four most highly compensated executive officers of NWS for fiscal 2002 and 2001:

                                            Summary Compensation Table
                                            --------------------------

                                                                         Annual Compensation
                                                     ------------------------------------------------------------
                                                                                 Other Annual       All Other
Name and Principal Position                  Year      Salary        Bonus      Compensation(3)   Compensation(1)
---------------------------                  ----      ------        -----      ---------------   ---------------

James E. LaCrosse                            2002    $ 407,000    $ 249,000       $  6,772         $ 219,864 (2)
  Chairman, President, Chief Financial
  Officer, and CEO                           2001      407,000      249,000          2,168           233,114 (2)

James R. Beck                                2002      194,212      275,000          2,407             9,039
  President, NWS-Indiana                     2001      157,627      200,000          1,114             6,940

David H. Bart                                2002      161,200      120,000         14,044             8,769
  President, NWS-Illinois

David R. Wilson                              2002      262,500       60,000          6,847             8,668
  Corporate Executive Vice President,
  Sales & Marketing                          2001      250,000       50,000            -0-             8,920

Joseph J. Fisch                              2002      225,000       60,000            -0-             4,500
  President/CEO, U.S. Beverage               2001      250,000       35,000            -0-             5,000

(1)  Includes 2002 employer 401(k) Plan  contributions in the following amounts:  Mr. LaCrosse,  $8,500; Mr. Beck,
     $9,039;  Mr. Bart,  $8,769; Mr. Wilson,  $8,668;  and Mr. Fisch,  $4,500.  Includes 2001 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse,  $8,000; Mr. Beck, $6,940; Mr. Wilson,  $8,920; and Mr.
     Fisch, $5,000.

(2)  Includes $211,364 and $225,114 for fiscal 2002 and 2001, respectively, of life insurance premiums paid by NWS on behalf of Mr. LaCrosse and for the benefit of the LaCrosse family trust for estate planning purposes.  NWS expects the premiums paid on behalf of Mr.  LaCrosse in the future will remain at their current  annual rate.
     Upon the death of Mr.  LaCrosse or termination of the life insurance  policies,  NWS is entitled to repayment out of the  proceeds of the policies of all  premiums  paid on behalf of Mr.  LaCrosse for the benefit of the
     LaCrosse family trust since the inception of the policy in 1994.

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

                                                      Number of
Name and Address                                        Shares        Percent
----------------                                        ------        -------

James E. LaCrosse
  700 West Morris Street
  Indianapolis, Indiana 46225.........................  86,520           83%
Norma M. Johnston
  700 West Morris Street
  Indianapolis, Indiana 46225.........................  18,000           17%
All executive officers and directors as a group
  (11 persons)........................................ 104,520          100%

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

     NWS leases facilities and certain office equipment to eSkye Solutions, Inc. under the terms of a three-year operating lease. NWS received rent from eSkye Solutions, Inc. of $270,000 and $262,000 during the year ended March 31, 2002 and 2001, respectively. eSkye Solutions, Inc. reimbursed the Company for $384,000 of expenses paid on its behalf during 2000.

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

     NWS-Indiana and NWS-Illinois have operated as S corporations under the Internal Revenue Code of 1986 (Code), and their respective subsidiaries have all operated as qualified subchapter S subsidiaries under the Code or other similarly taxed pass-through entities (the "S Corp. Businesses"). NWS has elected to be treated as an S corporation under the Code and has elected or will elect for each of its subsidiaries to be treated as qualified subchapter S subsidiaries. The S Corp. Businesses have not been subject to tax on their respective net taxable incomes, and the shareholders of the S Corp. Businesses have been directly subject to tax on their respective proportionate shares of such net taxable income. NWS-Indiana and NWS-Illinois have historically made cash distributions to Mr. LaCrosse, Mrs. Johnston and Mr. Bart in amounts equal to or greater than their respective tax obligations related to the S Corp. Businesses. The aggregate amount of these distributions during 2002, 2001, and 2000 were $8.5 million, $10.6 million and $4.8 million, respectively. The terms of the senior notes and the credit facility does permit NWS to make distributions to shareholders with respect to their tax liabilities subject to certain conditions and limitations each of the fiscal years ending 2002, 2001 and 2000.

     NWS-Illinois also paid a company owned by Mr. Bart $0.2 million during each of fiscal years 2002, 2001 and 2000 for certain consulting services provided by Mr. Bart to NWS-Illinois. During 1998, NWS-Indiana entered into a five-year non-compete agreement with James Beck, president of NWS-Indiana and a Director of NWS, under which Mr. Beck was paid $0.3 million by the Company. NWS-Indiana obtained certain inventory and other property related to the wholesale cigar distribution business previously operated by Mr. Beck.

     NWS pays "split-dollar" insurance premiums on seven insurance policies with a fair value of $14.0 million on the lives of Mr. LaCrosse and Mrs. Johnston. See Item 11-Executive Compensation. NWS is entitled to receive reimbursement for all premiums paid out of the proceeds of these policies upon the death of Mr. LaCrosse and Mrs. Johnston. Premiums paid by NWS were $328,000 for each of the annual periods ended March 31, 2002, 2001 and 2000. The LaCrosse Family Trust is the beneficiary of those policies.

                  (Remainder of page intentionally left blank.)

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this Report.

                                                                     Page(s) in
                                                                     this Report
                                                                     -----------
          1.   Financial Statement

               Reports of Independent Auditors                                28

               Consolidated balance sheets -
               March 31, 2002 & 2001                                          30

               Consolidated statements of income -
               Years ended March 31, 2002, 2001 & 2000                        31

               Consolidated statements of stockholders'
               equity - Years ended March 31, 2002, 2001 & 2000               32

               Consolidated statements of cash flows -
               Years ended March 31, 2002, 2001 & 2000                        33

               Notes to consolidated financial statements               34 to 49

          2.   Financial Statement Schedule:

               Included as outlined in Item 8 of Part II of this Report.

               Schedule II - Valuation & Qualifying Accounts & Reserves       58

               Schedules other than those listed above are omitted as they are not required, or not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

          3.   Exhibits

               See the Index to Exhibits on pages 60 & 61 of this Form 10-K, which is incorporated by reference herein.

     (b)  Reports on Form 8-K. None.

     (c) See the Index to Exhibits on pages 60 & 61 of this Form 10-K, which is incorporated by reference herein.

                                                NATIONAL WINE & SPIRITS, INC.
                                                         SCHEDULE II
                                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                       Additions
                                                                       ---------

                                                 Balance at      Charged to     Charged to                       Balance at
                                                 Beginning        Costs and        Other                            End
         Description                             of Period        Expenses       Accounts    Deductions          of Period
         -----------                             ---------        --------       --------    ----------          ---------

Year ended March 31, 2002
Deducted from assets account:
  Allowance for doubtful accounts              $   1,737,000    $    552,000    $    ---    $   998,000 (1)    $   1,291,000
  LIFO reserve                                     9,761,000         896,000         ---            ---           10,657,000
                                               -------------    ------------    --------    -----------        -------------
                                       Total   $  11,498,000    $  1,448,000    $    ---    $   998,000        $  11,948,000
                                               =============    ============    ========    ===========        =============

Year ended March 31, 2001
Deducted from asset account:
  Allowance for doubtful accounts              $   1,412,000    $    599,000    $    ---    $   274,000 (1)    $   1,737,000
  LIFO reserve                                     8,485,000       1,276,000         ---            ---            9,761,000
                                               -------------    ------------    --------    -----------        -------------
                                       Total   $   9,897,000    $  1,875,000    $    ---    $   274,000        $  11,498,000
                                               =============    ============    ========    ===========        =============

Year ended March 31, 2000
Deducted from asset account:
  Allowance for doubtful accounts              $   1,298,000    $    544,000    $    ---    $   430,000 (1)    $   1,412,000
  LIFO reserve                                     7,546,000         939,000         ---            ---            8,485,000
                                               -------------    ------------    --------    -----------        -------------
                                       Total   $   8,844,000    $  1,483,000    $    ---    $   430,000        $   9,897,000
                                               =============    ============    ========    ===========        =============

(1)  Uncollectible accounts written off, net of recoveries.


                                        (Remainder of page intentionally left blank.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2002.

                                     NATIONAL WINE & SPIRITS, INC.



                                     By: /s/ James E. LaCrosse
                                         ---------------------------------------
                                         James E. LaCrosse,
                                         Chairman, President,
                                         Chief Executive Officer, and
                                         Chief Financial Officer


     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed on the 24th day of May, 2002 by the following persons in the capacities indicated:

            SIGNATURE                                TITLE


/s/ James E.LaCrosse
--------------------------------     Chairman,  President, Chief Executive
James E. LaCrosse                    Officer (Principal Executive Officer),
                                     and Chief Financial Officer


/s/ J. Smoke Walllin
--------------------------------     Director, Executive Vice President, and
J. Smoke Wallin                      Secretary


--------------------------------     Director
Martin H. Bart


/s/ James R. Beck
--------------------------------     Director
James R. Beck


/s/ Mitchell T. Stoltz
--------------------------------     Director
Mitchell T. Stoltz


/s/ Williiam M. Cockrum
--------------------------------     Director
William M. Cockrum


/s/ Norma M. Johnson
--------------------------------     Director
Norma M. Johnston


/s/ Vaughn D. Bryson
--------------------------------     Director
Vaughn D. Bryson


/s/ Catherine M. LaCrosse
--------------------------------     Director
Catherine M. LaCrosse

                                INDEX TO EXHIBITS
                                -----------------


    Exhibit No.                               Description
    -----------                               -----------

        3.1 Amended and Restated Articles of Incorporation of National Wine & Spirits, Inc. (Incorporated by reference to exhibit
                    3.1 to the Company's annual report Form 10K for the year ended March 31, 2000.)

        3.2         Amended and Restated Bylaws of National Wine & Spirits, Inc.
                    (Incorporated by reference to exhibit 3.2 to the Company's annual report Form 10K for the year ended March 31, 2000.)

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

        10.3 First Amendment to Revolving Credit Facility, dated September 28, 2001, among National Wine & Spirits, Inc., the Subsidiary Guarantors and NBD, as agent. (incorporated by reference Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 2001).

        12          Statement regarding computation of ratios

        21 List of subsidiaries (incorporated by reference Exhibit 21 to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

        99.1        Forward  -  Looking  Statements

        99.2        Arthur  Andersen  LLP Representation Letter

Statement regarding computation of ratios
Exhibit (12)

                                                           Years Ended March 31,
                                                              (in thousands)
                                         ---------------------------------------------------------
                                             2002        2001        2000        1999         1998

Consolidated pretax income
  from continuing operations.........    $  7,460    $ 14,125    $  4,420    $    987    $   6,093

Interest.............................      11,934      13,214      13,274      11,037        9,672

Net amortization of debt
  discount and premium
  and issuance expense...............         628         629         628         385          325

Interest portion of rental
  expense............................       1,440       1,422       1,251       1,122        1,120
                                         --------    --------    --------    --------    ---------
Earnings.............................    $ 21,462    $ 29,390    $ 19,573    $ 13,531    $  17,210
                                         ========    ========    ========    ========    =========


Interest.............................    $ 11,934    $ 13,214    $ 13,274    $ 11,037    $   9,672

Net amortization of debt
  discount and premium
  and issuance expense...............         628         629         628         385          325

Interest portion of rental
  expense............................       1,440       1,422       1,251       1,122        1,120
                                         --------    --------    --------    --------    ---------
Fixed Charges........................    $ 14,002    $ 15,265    $ 15,153    $ 12,544    $  11,117
                                         ========    ========    ========    ========    =========

Ratio of earnings to fixed
  charges............................         1.5         1.9         1.3         1.1          1.5
                                         --------    --------    --------    --------    ---------

List of subsidiaries
Exhibit (21)
                                                                     State of
         Companies                         Doing business as       Incorporation
         ---------                         -----------------       -------------

National Wine & Spirits Corporation               Same                Indiana
35-0540650
700 West Morris Street
Indianapolis, IN 46225
(317) 636-6092

National Wine & Spirits, Inc.                     Same                Indiana
35-2064429
700 W. Morris Street
Indianapolis, IN 46225
(317) 636-6092

NWS - Illinois, LLC                      Union Beverage Company      Illinois
36-4266415
2600 West 35th Street
Chicago, IL 60632
(773) 254-9000

NWS, Inc.                                         Same               Illinois
36-3784235
2600 West 35th Street
Chicago, IL 60632
(773) 254-9000

NWS Michigan, Inc.                                Same               Michigan
38-3319025
17550 Allen Road
Brownstown, MI 48192
(734) 324-3000

United States Beverage, LLC                       Same               Illinois
36-4150241
700 Canal
Stamford, CT 06902
(203) 961-8215

National Wine & Spirits, LLC           National Wine & Spirits       Michigan
38-3467586                                 of Michigan, LLC
17550 Allen Road
Brownstown, MI 48192
(734) 324-3000

Forward-Looking Statements
Exhibit (99.1)

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

Arthur Andersen LLP Representation Letter
Exhibit (99.2)

Securities and Exchange Commission
Washington, D.C.

Arthur Andersen LLP has represented to National Wine & Spirits, Inc. that its audit was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation. Availability of personnel at foreign affiliates of Andersen is not relevant to the audit.



/s/ JAMES E. LACROSSE
--------------------------
James E. LaCrosse