Form 10-Q
period 2002-06-30
NATIONAL WINE & SPIRITS INC
filed 2002-08-07
CIK 1081971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

      [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 2002.

or

      [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the transition period from ______________ to ______________.

Commission File Number:  333-74589

NATIONAL WINE & SPIRITS, INC.
(Exact name of registrant as specified in its charter)

Indiana		35-2064429
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

P.O. Box 1602, 700 W. Morris Street, Indianapolis, Indiana		46206
(Address of principal executive offices)		(Zip Code)

(317) 636-6092
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 25, 2002.

Class	Outstanding at July 25, 2002

Common Stock,
$.01 par value	104,520 shares
voting

Common Stock,
$.01 par value	5,226,001 shares
non-voting

NATIONAL WINE & SPIRITS, INC.
Quarterly Report
For the period ended June 30, 2002

INDEX

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 2002 (unaudited) and March 31, 2002	3

	Condensed Consolidated Statements of Income
	Three Months Ended June 30, 2002 and 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended June 30, 2002 and 2001 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 5.	Other Events	20

Item 6.	Exhibits and Reports on Form 8-K	20

	Signature	21

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements

NATIONAL WINE & SPIRITS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                 June 30, 2002       March 31, 2002
                                                                 -------------       --------------
                                                                  (unaudited)           (Note 1)
ASSETS
Current assets:
     Cash and cash equivalents                                     $   6,961          $  11,735
     Accounts receivable, less allowances for doubtful accounts       47,518             37,557
     Inventory                                                        84,936             81,940
     Prepaid expenses and other                                        6,535              7,366
                                                                   ---------          ---------
Total current assets                                                 145,950            138,598
Property and equipment, net                                           41,073             41,440
Other assets
     Notes receivable                                                    376                462
     Cash surrender value of life insurance                            3,436              3,368
     Investment in Commonwealth Wine &
       Spirits, LLC                                                    6,262              6,611
     Investment in eSkye Solutions, Inc.                                 ---                160
     Intangible assets, net of amortization                           11,747              9,342
     Deferred pension costs                                            1,198              1,198
     Deposits and other                                                  227                226
                                                                   ---------          ---------
Total other assets                                                    23,246             21,367
                                                                   ---------          ---------
TOTAL ASSETS                                                       $ 210,269          $ 201,405
                                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $  40,471          $  40,795
     Accrued payroll and payroll taxes                                 5,431              7,676
     Excise taxes payable                                              5,716              6,053
     Other accrued expenses                                           17,964             12,108
                                                                   ---------          ---------
Total current liabilities                                             69,582             66,632
     Deferred pension &
       other liabilities                                               3,373              1,873
     Long-term debt                                                  109,825            109,805
                                                                   ---------          ---------
Total liabilities                                                    182,780            178,310
                                                                   ---------          ---------
Stockholders' equity
     Voting common stock, $.01 par value.  200,000 shares                  1                  1
         authorized, 104,520 shares issued and outstanding
     Nonvoting common stock, $.01 par value.  20,000,000 shares           53                 53
         authorized, 5,226,001 shares issued and outstanding
     Additional paid-in capital                                       25,009             25,009
     Retained earnings (deficit)                                       3,101             (1,293)
     Accumulated other comprehensive income-
         Unrecognized net pension loss                                  (675)              (675)
                                                                   ---------          ---------
Total stockholders' equity                                            27,489             23,095
                                                                   ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 210,269          $ 201,405
                                                                   =========          =========
See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)
(Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                  June 30, 2002      June 30, 2001
                                                  -------------      -------------

Net product sales                                    $177,201          $ 161,338
Distribution fees                                       5,531              5,301
                                                     --------          ---------
Total revenue                                         182,732            166,639
Cost of products sold                                 139,569            129,172
                                                     --------          ---------

Gross profit                                           43,163             37,467
Selling, general and administrative expenses:
     Warehouse and delivery                             9,877             10,041
     Selling                                           14,895             11,631
     Administrative                                    11,384             10,417
                                                     --------          ---------
                                                       36,156             32,089
                                                     --------          ---------
Income from operations                                  7,007              5,378
Interest expense:
     Related parties                                      (50)               (78)
     Third parties                                     (2,769)            (2,926)
                                                     --------          ---------
                                                       (2,819)            (3,004)
Other income (expense):
     Gain on sale of assets                                26                 14
     Interest income                                       50                111
     Rental and other income                              111                 49
     Equity in income of Commonwealth Wine &
       Spirits, LLC                                       179                146
     Equity in losses of eSkye Solutions, Inc.           (160)              (321)
                                                     --------          ---------
Total other income (expense)                              206                 (1)
                                                     --------          ---------
 Net income                                          $  4,394          $   2,373
                                                     ========          =========

See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                               June 30, 2002         June 30, 2001
                                                                               -------------         -------------
Operating activities
     Net income                                                                 $    4,394             $    2,373
     Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
       Depreciation of property and equipment                                        1,646                  1,711
       Amortization of intangible assets                                               595                    407
       Equity in losses of eSkye Solutions, Inc.                                       160                    321
       Equity in earnings of Commonwealth Wine &
         Spirits, LLC                                                                 (179)                  (146)
       Provision for bad debt expense                                                  127                    316
       Gain on sales of assets                                                         (26)                   (14)
       Increase in cash surrender value of life insurance                              (68)                   (60)
       Changes in operating assets and liabilities
         Accounts receivable                                                       (10,088)                (4,910)
         Inventory                                                                  (2,996)               (16,795)
         Prepaid expenses and other receivables                                        831                  1,348
         Increase in deposits and other                                                 (1)                   (75)
         Accounts payable                                                             (324)                13,611
         Accrued expenses and taxes                                                  1,774                  1,237
                                                                                ----------             ----------
Net cash and cash equivalents used by operating activities                          (4,155)                  (676)
Investing activities:
     Purchases of property and equipment                                            (1,279)                (1,639)
     Purchases of intangible assets                                                    ---                    ---
     Proceeds from sale of property and equipment                                       26                     61
     Distributions from Commonwealth Wine &
       Spirits, LLC                                                                    528                     85
     Collections on notes receivable                                                    86                     82
                                                                                ----------             ----------
Net cash used by investing activities                                                 (639)                (1,411)
Financing activities:
     Proceeds of line of credit borrowings                                          10,750                 41,250
     Principal payments on line of credit borrowings                               (10,750)               (40,150)
     Proceeds of long-term debt                                                        ---                    ---
     Principal payments on long-term debt                                              ---                    (25)
     Proceeds of borrowings from stockholder                                            50                     78
     Repayments on borrowings from stockholders                                        ---                    (50)
     Notes receivable from stockholders and others                                     (30)                   (87)
     Distributions to stockholders                                                     ---                   (320)
                                                                                ----------             ----------
Net cash and cash equivalents provided by financing activities                          20                    696
                                                                                ----------             ----------
Net decrease in cash and cash equivalents                                           (4,774)                (1,391)
Cash and cash equivalents, beginning of period                                      11,735                  4,094
                                                                                ----------             ----------
Cash and cash equivalents, end of period                                        $    6,961             $    2,703
                                                                                ==========             ==========
See notes to condensed consolidated financial statements.

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  Nature of Business and Basis of Presentation

        The unaudited condensed consolidated financial statements include the accounts of National Wine & Spirits, Inc. (NWS), National Wine & Spirits Corporation (NWSC), NWS, Inc. (NWSI), NWS-Illinois, LLC (NWS-LLC), and NWS Michigan, Inc. (NWSM). In November 2000, NWSM commenced doing business through its subsidiary, National Wine & Spirits, LLC (NWSM-LLC) to sell low-proof alcohol and non-alcoholic products in the State of Michigan. References to U.S. Beverage (USB) relate to the operations of the Company’s national import, craft and specialty beer marketing business owned by NWSI. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer, and wine.

        Based in Indianapolis, NWSC is a wholesale distributor of liquor and wines throughout Indiana. Based in Chicago, NWS-LLC is a wholesale distributor of liquor, wines and beer throughout Illinois. NWSM is a wholesale distributor of liquor throughout Michigan. NWS performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses have been within management’s expectations.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

        There is no provision for federal or state income taxes reflected in the financial statements because the stockholders have consented to NWS’ election to be taxed as an S corporation under the applicable provisions of the Internal Revenue Code. NWS’ income is taxable directly to its stockholders.

         There were no amounts included in comprehensive income for the three month period ended June 30, 2002 other than net income.

        The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In accordance with APB 18, the historical results have been retroactively presented as if the Company had been accounting for the investment in eSkye Solutions, Inc. under the equity method for all periods presented (Note 6).

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

        The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137 and SFAS 138, as of April 1, 2001. These standards require that all derivative instruments be recorded on the balance sheet at fair value. The adoption of these standards did not have an affect on the Company’s annual results of operations or its financial position.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement is expected to reduce annual amortization expense approximately $100,000. During fiscal 2003, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will have on its earnings and financial position.

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

        FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 144 also addresses the accounting for expected disposals of long-lived assets. The Company adopted Statement 144 during the first quarter of fiscal 2003 and, based on current circumstances, it has not had a material effect on the Company's results of operations or its financial position.

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

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

        On January 1, 2002, the Company adopted the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This statement provides guidance on when consideration received by a customer from a vendor should be reflected as a reduction of revenue or cost in the statement of income. Upon adoption of this statement, financial statements for prior periods presented for comparative purposes were reclassified to comply with the provisions of this statement. As a result of adopting this statement, $778,000 of consideration paid to customers was reflected as a reduction of revenue in the statement of income for the three months ended June 30, 2001. These reclasses have had no effect on net income for any of the periods presented.

        Certain amounts in the fiscal 2002 condensed consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K dated May 24, 2002.

2.  Inventory

        Inventory is comprised of the following:

                                June 30, 2002         March 31, 2002
                                -------------         --------------

     Inventory at FIFO          $ 95,927,000          $ 92,597,000
     Less: LIFO reserve          (10,991,000)          (10,657,000)
                                ------------          ------------

                                $ 84,936,000          $ 81,940,000
                                ============          ============

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Debt

        Long-term debt is comprised of the following:

                                                 June 30, 2002         March 31, 2002
                                                 -------------         --------------

      Senior notes payable (A)                   $ 107,875,000         $ 107,875,000
      Bank revolving line of credit (B)                    ---                   ---
      Notes payable to stockholders, net (C)         1,950,000             1,930,000
                                                 -------------         -------------
                                                   109,825,000           109,805,000
      Less:  current maturities                            ---                   ---
                                                 -------------         -------------
                                                 $ 109,825,000         $ 109,805,000
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

        On or after January 15, 2004, the Company may redeem some or all of the senior notes at any time at stated redemption prices plus accrued interest and liquidated damages. Notwithstanding the foregoing, during the first 36 months after January 20, 1999, the Company was permitted to redeem up to 33% of the aggregate principal amount of the senior notes at a redemption price of 110.125%, plus accrued interest and liquidated damages, with the net cash proceeds of one or more public offerings of common stock of the Company.

        The Company purchased $2,125,000 of its senior notes from the open market on September 28, 2001. The notes were purchased for $2,082,500 plus accrued interest of $46,617. Related unamortized issuance costs of $74,391 were written off due to the purchase of the senior notes. The Company utilized its revolving credit facility to fund the purchase of the senior notes. The net loss on the purchase of $32,000 was included in other income and expenses.

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

        (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60,000,000 through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. There were no outstanding advances on the revolving line of credit at June 30, 2002. The Company also pays a commitment fee ranging from 0.25% to 0.5% of the available portion of its line of credit.

         (C) The Company has subordinated notes payable to its two stockholders, with a legal right of offset against the Company’s note receivable from one stockholder. The Company had previously reported the net amount as a reduction in stockholders’ equity when the net balance was a receivable. The balance of the receivable and payable at June 30, 2002 was $2,658,000 and $4,608,000, respectively. The resulting net payable is classified as long-term debt. It is the Company’s intent to satisfy the receivable through future stockholder distributions.

4.  Commitments

        The Company has future obligations for guaranteed minimum royalty payments related to certain distribution contracts. Existing agreements require minimum royalty payments of approximately $3,100,000 and $2,700,000 for fiscal years 2002 and 2003 respectively. The Company believes that actual royalty payments will exceed the guaranteed minimum in each year. The Company records these royalty payments in cost of sales as royalties become payable. As of June 30, 2002 approximately $2,100,000 of royalties were either paid or accrued.

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

6.  eSkye Solutions, Inc. Investment

        Prior to fiscal 2002 the Company had been accounting for its investment in eSkye Solutions, Inc. (eSkye) on the cost method. On December 28, 2001 eSkye redeemed a significant portion of its outstanding preferred stock at a significant discount. Since the company elected not to participate in this redemption, its voting control increased to over 20% of voting stock. Upon applying the equity method for the three months ended June 30, 2002, and after retroactively reporting the historical results for the application of the equity method, the Company’s share of losses were $160,000 and $321,000 for the quarters ended June 30, 2002 and June 30, 2001 respectively. Losses from applying the equity method and the impairment charges are included in “Equity in losses of eSkye Solutions, Inc.” in the Statements of Income.

National Wine & Spirits, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

7.  Supplemental Cash Flow Information

         During the three-month period ended June 30, 2002, the Company purchased intangible assets and accrued other liabilities of $3,000,000.

8.  Segment Reporting

        The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                                       Three Months Ended
                                             June 30, 2002        June 30, 2001
                                             ----------------------------------

Revenue from external customers
     Product sales                           $ 177,201,000        $ 161,338,000
     All other
                                                 5,531,000            5,301,000
Segment profit (loss)
     Product sales
                                                 4,900,000            3,206,000
     All other
                                                  (506,000)            (833,000)
Segment assets
     Product sales
                                               200,197,000          198,250,000
     All other
                                                10,072,000           11,957,000

9.  Subsequent Event

        NWS-Illinois received notification in July 2002 that it would not be representing the Pernod Ricard brands in Illinois effective August 2002. The loss of representation of these brands is expected to adversely affect Fiscal 2003 revenue. Fiscal 2002 product sales for the affected brands were approximately $44,000,000.

Item 2.   Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “intend,” “will,” “expect,” “anticipate,” “should,” “plans to,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company’s debt are forward-looking statements. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by the cautionary statements in Exhibit 99.1 to this report , and the Company undertakes no obligation to update such forward-looking statements.

        Overview

        The Company is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company’s current operations are in Illinois, Indiana, Michigan, Kentucky, and from U.S. Beverage, L.L.C. (USB), the Company’s national import, craft and specialty beer marketing and distribution business. The Company’s reported revenues include net product sales in Illinois, Indiana, Michigan, and from USB, with distribution fees from the Michigan distribution operation.

        The Company was able to increase total revenue by 9.7% to $182.7 million for the three months ended June 30, 2002, while realizing a 15.2% increase in gross margin compared to the prior year’s comparable quarter. The Company’s positive results were primarily the result of increased volume of its USB division. USB has experienced dramatic sales growth due to the nationwide sales of Grolsch beer and Seagram Coolers, whose distribution rights were acquired in January 2002 and April 2002 respectively. Case volume of wine and spirits brands in the Company’s Indiana and Illinois operations remained stable from the comparable quarterly period, due to increased sales of moderately priced wine and continued sales of premium spirits.

        Outlook

        The Company, like wine and spirits distributors throughout the U.S., is awaiting the decision of Diageo (DEO) and Schieffelin & Somerset (S&S) which, along with their consultants, have been evaluating distributor proposals since March 2002 as a part of their on-going state by state efforts to consolidate distribution rights of brands acquired from Seagram in 2001. On July 29, 2002 DEO announced its decision for New York, Florida, California, Hawaii and Kentucky. DEO and S&S recently announced that no decisions regarding Indiana, Illinois and Michigan distribution rights will be made until after January 1, 2003.

        Management's Discussion and Analysis (continued)

        We remain confident that DEO and S&S will award the Company with distribution rights in Indiana, Illinois and Michigan, but there is no guarantee we will in fact win the rights to distribute their lines. If one or more of the Company’s proposals are not accepted by DEO or S&S, the Company anticipates acquiring the representation of competing brands. We continue to present our capabilities to other suppliers, most notably Allied Domecq, Bacardi, and Brown Forman, which may prefer wholesale distributors who are not carrying the DEO and S&S lines. There can be no assurance, however, that the failure of DEO to accept the proposals of the Company will not have a material adverse effect on the business and financial condition of the Company.

        On July 2, 2002 the Company was notified by Pernod Ricard of their intention to terminate distribution rights for its brands in Illinois. Pernod Ricard appointed Southern Wine and Spirits as its exclusive distributor in Illinois. The Company plans to curtail hiring of any additional personnel and not replace personnel lost due to attrition in the Illinois sales area. Fiscal 2002 product sales for the affected brands were approximately $44,000,000. The Company does not anticipate any additional actions by suppliers affecting distribution rights of the Company during the next two quarters. Now that DEO and S&S have delayed their decision until after January 1, all suppliers will likely focus on their holiday plans given the importance of the holiday season to overall financial results.

        The Company’s outlook for the fiscal year is to maintain the prior year’s profit and EBITDA levels due to the improvement in the USB division, which will likely offset the loss of the Pernod Ricard lines. Additionally, while the economy remains sluggish with consumer confidence low, we have experienced stable revenues and case volumes. Based upon sales volume in Illinois, tourism in Chicago appears quite strong, as more people have evidently elected to travel domestically and within driving distance.

Results of Operations

        The following table includes information regarding total cases shipped by the Company during the three months ended June 30, 2002 compared with the comparable periods ended June 30, 2001. Certain malt based cider products that were classified as wine case sales in the prior year have been reclassed to other case sales to conform to current year’s classifications.

                                             Three Months Ended June 30
                                             --------------------------
                                             2002      2001      Percent
                                             ----      ----      -------
                                          (Cases in thousands)

Wine (product sales operations)               745       733         1.6%
Spirits (product sales operations)            864       836         3.3%
Spirits (distribution fee operations)         648       673        (3.7%)
                                            -----     -----
    Total wine and spirits                  2,257     2,242         0.7%
Other (including USB sales)                 2,079     1,508        37.9%

    Total                                   4,336     3,750        15.6%
                                            =====     =====

        Management's Discussion and Analysis (continued)

         Three Months Ended June 30, 2002, Compared with the Three Months Ended June 30, 2001.

Revenue

        Total product revenue increased 9.8% to $177.2 million for the quarter ended June 30, 2002 as compared to $161.3 million for the prior year’s comparable quarter. The revenue increase for the quarter ended June 30, 2002 as compared to the prior year’s comparable quarter was primarily due to the USB division. USB commenced nationwide distribution of Grolsch beers and Seagram coolers January 2002 and April 2002 respectively. Case volume of wine and spirits in the product sales divisions increased 2.5% during the current quarterly period, as compared to the prior year’s comparable period. Fee revenue for the quarter ended June 30, 2002 increased 4.3% on lower case sales as compared to the prior year’s comparable quarter. The Company was able to increase fee revenue due to a $0.16 per case fee increase enacted by the State of Michigan for 2002 and greater brokerage fee revenue for the quarter ended June 30, 2002 as compared to the prior year’s quarterly period.

Gross Profit

        Gross margin on product sales increased $5.5 million, or 17.0% for the quarter ended June 30, 2002 as compared to the prior year’s comparable quarter. Gross profit percentage on product sales increased to 21.2% for the quarter ended June 30, 2002 as compared to 19.9% for the prior year’s comparable quarter. Both the increase in gross margin dollars and percentage were primarily the result of the increased USB sales during the quarter ended June 30, 2002. USB’s gross margin percentage was somewhat inflated during the quarter ended June 30, 2002 by virtue of USB receiving commissions in lieu of recording sales and cost of sales from Seagram cooler sales during the April and May transition from Pernod Ricard to USB.

Operating Expenses

        Total operating expenses increased 12.7% to $36.2 million for the quarter ended June 30, 2002 as compared to $32.1 million for the prior year’s comparable quarter. Increased sales costs and administrative support of the USB division were primarily responsible for the total operating expense increase from the prior year’s quarter.

        Warehouse and delivery expenses decreased slightly to $9.9 million for the quarter ended June 30, 2002 as compared to $10.0 million for the prior year’s comparable quarter. Relatively flat case volume, which has allowed efficiency gains, along with reduced repair and maintenance on a newer truck fleet, were primarily responsible for the stable operational costs.

        Management's Discussion and Analysis (continued)

        Selling expenses increased due to additional advertising, wages, and related travel expenses incurred by the Company’s USB division during the quarter ended June 30, 2002 as compared to the prior year’s comparable quarter. These additional expenditures are expected to continue and are directly related to the additional volume created by the nationwide sales of Grolsch and Seagram cooler sales. Due to the seasonality of the cooler business during the summer months, advertising costs are expected to diminish during the Company’s third and fourth fiscal quarters. The Company is optimistic that supplier decisions during the next six to nine months will provide opportunities for additional volume, and aggressively reducing head count in the near term would not provide for continuity in sales programming.

        Administrative expense increased $1.0 million, or 9.3% for the quarter ended June 30, 2002 from the prior year’s comparable quarter. Increased administrative costs related to the USB division for wages and amortization of distributor rights were approximately half of the $1.0 million increase from the prior year’s comparable quarter. Health benefits and casualty insurance costs across all divisions were responsible for the remaining expense increase. The increased casualty and health costs were in line with management’s expectations for the first quarter of fiscal 2003.

Income From Operations

        Operating income increased 30.3% to $7.0 million for the quarter ended June 30, 2002 as compared to $5.4 million for the prior year’s comparable quarter. The Company’s USB division was primarily responsible for the increase in operating income.

Interest Expense

        Interest expense declined $0.2 million, or 6.2% to $2.8 million for the quarter ended June 30, 2002 as compared to the prior year’s comparable quarter. Reduced revolving credit balances during the quarter ended June 30, 2002 as compared to the prior year’s comparable quarter, increased profitability, and the decline in the prime rate upon which the Company’s revolving line of credit is based, were primarily responsible for the decreased expense.

Other Income

        Other income increased $0.2 million from the prior year’s comparable quarter primarily due from recording the Company’s share of losses from eSkye for the three months ended June 30, 2002. The Company’s interest income declined by $0.1 million for the three months ended June 30, 2002 as compared to the prior year’s comparable quarter due to the reductions in the prime rate, upon which the shareholder notes in NWSC are based.

        Management's Discussion and Analysis (continued)

Net Income

        Net income increased $2.0 million to $4.4 million for the quarter ended June 30, 2002 as compared to $2.4 million for the prior year’s comparable quarter. The increase in net income for the quarter ended June 30, 2002 was primarily from the Company’s USB division, which had increased revenue and operating income as compared to the prior year’s comparable quarterly period. Excluding the USB operations on a comparative basis, net income was even for the quarter ended June 30, 2002 as compared to the prior year’s comparable quarter.

EBITDA

        For financial analysis purposes only, the Company’s earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended June 30, 2002 increased $1.7 million to $9.2 million as compared to $7.5 million for the prior year’s comparable reporting period. For the purposes of this report, EBITDA is equal to the Company’s income from operations of $7.0 million increased by the Company’s depreciation and amortization of $2.2 million. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

        The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

        At June 30, 2002, the Company had no outstanding advances on its $60.0 million revolving credit facility, as compared to $1.1 million outstanding at June 30, 2001.

        The Company used $4.2 million in net cash from operating activities for the three months ended June 30, 2002. The Company used $10.8 million in funding working capital during the three months ended June 30, 2002. Increases in the USB’s accounts receivable and greater inventories in the Indiana and Illinois markets were the primary reason for the $10.8 million used for working capital during the three months ended June 30, 2002. The cash used for working capital of $10.8 million for the three months ended June 30, 2002 was $5.0 million greater than the cash used for working capital the prior year’s quarterly period. Cash provided by net income, and adjustments for depreciation and amortization were $6.6 million for the three months ended June 30, 2002, an increase of $2.1 million from the prior year’s quarterly period, which funded the increased cash requirements for working capital.

        Net cash used by investing activities was $0.6 million for the three months ended June 30, 2002, a decrease of $0.8 million from the comparable prior year period, primarily due to an increase in distributions received from Commonwealth Wine & Spirits, LLC.

        Management's Discussion and Analysis (continued)

        Net cash provided by financing activities decreased $0.7 million for the three months ended June 30, 2002 as compared to the comparable prior year period. Net proceeds from the revolving credit facility during the current three-month period were less than the comparable prior year period by $1.1 million. The Company’s distributions to stockholders were reduced by $0.3 million for the three months ended June 30, 2002 as compared to the prior year’s comparable three months period, due to 2001 tax obligations being satisfied by the December 2001 distributions. The Company plans shareholder distributions during the quarter ending September 30, 2002 to pay 2002 tax estimates and to provide funds to pay the shareholder receivable of approximately $2.7 million. The distribution to repay the shareholder receivable will reduce equity and increase long term debt, as the June 30, 2002 net payable to the shareholders of $2.0 million is comprised of a receivable of $2.6 million and a subordinated note payable of $4.6 million.

        Total assets increased to $210.3 million at June 30, 2002, an $8.9 million increase from March 31, 2002. The increase in assets is primarily due to greater accounts receivable, inventories, and intangibles at June 30, 2002 as compared to March 31, 2002. The Company’s USB division was primarily responsible for increased accounts receivable and intangibles at June 30, 2002 as compared to March 31, 2002. Inventories at June 30, 2002 were $3.0 million higher than the levels at March 31, 2002, but $11.5 million lower than inventories at June 30, 2001. The company’s purchases of inventory during the month of June 2002 was substantially less than the month of June 2001, allowing for the decreased inventories as compared to the same month in the prior year. Total debt remained at $109.8 million at June 30, 2002 as compared to March 31, 2002 due to cash flow needs being satisfied from existing cash balances. Equity increased $4.4 million, to $27.5 million at June 30, 2002 as compared to March 31, 2002 due to net income of $4.4 million.

        The Company believes cash flow from operations and existing capital resources, including cash and borrowings available under the Company’s revolving credit facility, will be sufficient to satisfy the Company’s anticipated working capital and debt service requirements and expansion plans.

Inflation

        Inflation has not had a significant impact on the Company’s operations but there can be no assurance that inflation will not have a negative effect on the Company’s financial condition, results of operations or debt service capabilities in the future.

Environmental Matters

        The Company currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions relating to the presence of certain hazardous

        Management's Discussion and Analysis (continued)

substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the property owner’s ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although the Company is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to the Company have not occurred. Except for blending and bottling of a few of the Company’s private label brands, the Company does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations.

Other

         As a matter of policy, the Company plans to review and evaluate all professional services firms every three years. This review will include but is not limited to legal, audit and information systems services. The next scheduled review will occur during fiscal 2005.

Critical Accounting Policies

         The Company’s Critical Accounting Policies are described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

New Accounting Pronouncements

        The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137 and SFAS 138, as of April 1, 2001. These standards require that all derivative instruments be recorded on the balance sheet at fair value. The adoption of these standards did not have an affect on the Company’s annual results of operations or its financial position.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement is expected to reduce annual amortization expense approximately $100,000. During fiscal 2003, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will have on its earnings and financial position.

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

        FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 144 also addresses the accounting for expected disposals of long-lived assets. The Company adopted Statement 144 during the first quarter of fiscal 2003 and, based on current circumstances, it has not had a material effect on the Company's results of operations or its financial position.

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

        On January 1, 2002, the Company adopted the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This statement provides guidance on when consideration received by a customer from a vendor should be reflected as a reduction of revenue or cost in the statement of income. Upon adoption of this statement, financial statements for prior periods presented for comparative purposes were reclassified to comply with the provisions of this statement. As a result of adopting this statement, $778,000 of consideration paid to customers was reflected as a reduction of revenue in the statement of income for the three months ended June 30, 2001. These reclasses have had no effect on net income for any of the periods presented.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        There has been no substantial change from the information previously provided in the company’s Annual Report on Form 10-K.

PART II   OTHER INFORMATION

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

Item 5.   Other Events

        In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, National Wine & Spirits, Inc. is identifying in exhibit 99 to this quarterly report important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company.

Item 6.   Exhibits

        (a)   Exhibits

                (99)    Exhibit 99.1 - Forward-Looking Statements

                           Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

        (b)   Reports on Form 8-K

The Company filed two Form 8-Ks on June 14, 2002 to dismiss Arthur Andersen LLP as the Company’s principal accountant to audit the Company’s financial statements, and to engage Deloitte & Touche LLP as the principal accountant to audit the Company’s financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2002	NATIONAL WINE & SPIRITS, INC.
/s/ James E. LaCrosse James E. LaCrosse Chief Financial Officer