Form 10-Q
period 2002-09-30
NATIONAL WINE & SPIRITS INC
filed 2002-11-13
CIK 1081971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 2002.

or

       [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the transition period from ______________ to ______________.

Commission File Number:  333-74589

NATIONAL WINE & SPIRITS, INC.
(Exact name of registrant as specified in its charter)

Indiana		35-2064429
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

P. O. Box 1602, 700 W. Morris Street, Indianapolis, Indiana		46206
(Address of principal executive offices)		(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2002.

Class	Outstanding at November 1, 2002
Common Stock, $.01 par value voting	104,520 shares
Common Stock, $.01 par value non-voting	5,226,001 shares

NATIONAL WINE & SPIRITS, INC.
Quarterly Report
For the period ended September 30, 2002

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements

                                     NATIONAL WINE & SPIRITS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Amounts in thousands)

                                                              September 30, 2002       March 31, 2002
                                                              ------------------       --------------
                                                                 (unaudited)               (Note 1)

ASSETS
Current assets:
     Cash and cash equivalents                                    $  10,252                $  11,735
     Accounts receivable, less allowances for doubtful accounts      40,849                   37,557
     Inventory                                                       83,118                   81,940
     Prepaid expenses and other                                       6,771                    7,366
                                                                  ---------                ---------
Total current assets                                                140,990                  138,598
Property and equipment, net                                          39,717                   41,440
Other assets
     Notes receivable                                                   289                      462
     Cash surrender value of life insurance                           3,445                    3,368
     Investment in Commonwealth Wine & Spirits, LLC                   5,986                    6,611
     Investment in eSkye Solutions, Inc.                               --                        160
     Intangible assets, net of amortization                          11,219                    9,342
     Deferred pension costs                                           1,198                    1,198
     Deposits and other                                                 228                      226
                                                                  ---------                ---------
Total other assets                                                   22,365                   21,367
                                                                  ---------                ---------
TOTAL ASSETS                                                      $ 203,072                $ 201,405
                                                                  =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $  37,758                $  40,795
     Accrued payroll and payroll taxes                                6,271                    7,676
     Excise taxes payable                                             4,788                    6,053
     Other accrued expenses                                          15,642                   12,108
                                                                  ---------                ---------

Total current liabilities                                            64,459                   66,632
     Deferred pension & other liabilities                             3,373                    1,873
     Long-term debt                                                 112,484                  109,805
                                                                  ---------                ---------
Total liabilities                                                   180,316                  178,310
                                                                  ---------                ---------

Stockholders' equity
     Voting common stock, $.01 par value.  200,000 shares                 1                        1
          authorized, 104,520 shares issued and outstanding
     Nonvoting common stock, $.01 par value.  20,000,000 shares          53                       53
         authorized, 5,226,001 shares issued and outstanding
     Additional paid-in capital                                      25,009                   25,009
     Retained earnings (deficit)                                     (1,632)                  (1,293)
     Accumulated other comprehensive income—
         Unrecognized net pension loss                                 (675)                    (675)
                                                                  ---------                ---------
Total stockholders' equity                                           22,756                   23,095
                                                                  ---------                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 203,072                $ 201,405
                                                                  =========                =========

See notes to condensed consolidated financial statements

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements

                                                   NATIONAL WINE & SPIRITS, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Amounts in thousands)
                                                            (unaudited)

                                                         Three Months Ended                           Six Months Ended
                                             September 30, 2002     September 30, 2001   September 30, 2002     September 30, 2001
                                             -----------------------------------------   -----------------------------------------

Net product sales                                 $ 169,612             $ 151,803            $ 346,813               $ 313,141
Distribution fees                                     5,924                 5,654               11,455                  10,955
                                                  ---------             ---------            ---------               ---------
Total revenue                                       175,536               157,457              358,268                 324,096
Cost of products sold                               136,092               122,342              275,661                 251,514
                                                  ---------             ---------            ---------               ---------
Gross profit                                         39,444                35,115               82,607                  72,582
                                                  ---------             ---------            ---------               ---------
Selling, general and
administrative expenses:
     Warehouse and delivery                           9,831                 9,961               19,708                  20,002
     Selling                                         14,482                10,802               29,377                  22,433
     Administrative                                  11,790                10,735               23,174                  21,152
                                                  ---------             ---------            ---------               ---------
                                                     36,103                31,498               72,259                  63,587
                                                  ---------             ---------            ---------               ---------
Income from operations                                3,341                 3,617               10,348                   8,995
Interest expense:
     Related parties                                    (51)                  (72)                (101)                   (150)
     Third parties                                   (2,777)               (2,975)              (5,546)                 (5,901)
                                                  ---------             ---------            ---------               ---------
                                                     (2,828)               (3,047)              (5,647)                 (6,051)
Other income (expense):
     Gain on sale of assets                               4                    14                   30                      28
     Interest income                                     61                    80                  111                     191
     Rental and other income                             60                    81                  171                     130
     Equity in income (loss) of
          Commonwealth Wine & Spirits, LLC               (7)                  (81)                 172                      65
     Equity in losses of eSkye
           Solutions, Inc.                              ---                  (165)                (160)                   (486)
                                                  ---------             ---------            ---------               ---------
Total other income (expense)                            118                   (71)                 324                     (72)
                                                  ---------             ---------            ---------               ---------
Net income                                        $     631             $     499            $   5,025               $   2,872
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

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements

                                           NATIONAL WINE & SPIRITS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
                                                    (Unaudited)

                                                                                      Six Months Ended
                                                                         September 30, 2002    September 30, 2001
                                                                         ------------------    ------------------

Operating activities
     Net income                                                               $  5,025               $  2,872
     Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Depreciation of property and equipment                                      3,325                  3,386
     Amortization of intangible assets                                           1,123                    816
     Equity in losses of eSkye Solutions, Inc.                                     160                    486
     Equity in earnings of Commonwealth Wine & Spirits, LLC                       (172)                   (65)
     Provision for bad debt expense                                                304                    191
     Gain on sales of assets                                                       (30)                   (28)
     Increase in cash surrender value of life insurance                            (77)                   (63)
     Changes in operating assets and liabilities
         Accounts receivable                                                    (3,596)                   401
         Inventory                                                              (1,178)                (9,084)
         Prepaid expenses and other receivables                                    595                  1,023
         Increase in deposits and other                                             (2)                    76
         Accounts payable                                                       (3,037)                   862
         Accrued expenses and taxes                                               (636)                  (301)
                                                                              --------               --------
Net cash and cash equivalents provided by operating activities                   1,804                    572
Investing activities:
     Purchases of property and equipment                                        (1,627)                (2,745)
     Purchases of intangible assets                                                ---                    (95)
     Proceeds from sale of property and equipment                                   55                     85
     Distributions from Commonwealth Wine & Spirits, LLC                           797                    328
     Collections on notes receivable                                               173                    164
                                                                              --------               --------
Net cash and cash equivalents used by investing activities                        (602)                (2,263)
Financing activities:
     Proceeds of line of credit borrowings                                         ---                 83,400
     Principal payments on line of credit borrowing                                ---                (77,400)
     Principal payments on long-term debt                                          ---                 (2,632)
     Proceeds of borrowings from stockholder                                       101                    150
     Repayments on borrowings from stockholders                                    (50)                   (50)
     Notes receivable from stockholders and others                               2,628                  2,161
     Distributions to stockholders                                              (5,364)                (3,252)
                                                                              --------               --------
Net cash and cash equivalents (used) provided by financing activities           (2,685)                 2,377
                                                                              --------               --------
Net increase (decrease) in cash and cash equivalents                            (1,483)                   686
Cash and cash equivalents, beginning of period                                  11,735                  4,094
                                                                              --------               --------
Cash and cash equivalents, end of period                                      $ 10,252               $  4,780
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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

        There is no provision for federal or state income taxes reflected in the financial statements because the stockholders have consented to NWS’ election to be taxed as an S corporation under the applicable provisions of the Internal Revenue Code. NWS’ income is taxable directly to its stockholders.

        There were no amounts included in comprehensive income for the three-month period ended September 30, 2002 other than net income.

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

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets, including debt issuance costs and distribution rights, will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement is expected to reduce annual amortization expense approximately $100,000 during fiscal 2003. The Company performed the required impairment tests of goodwill and indefinite lived intangibles as of April 1, 2002 and found them not to be impaired.

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

        FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Statement 144 also addresses the accounting for expected disposals of long-lived assets. The Company adopted Statement 144 during the first quarter of fiscal 2003 and, based on current circumstances, it has not had a material effect on the Company’s results of operations or its financial position.

        FASB In April, 2002 the Financial Accounting Standards Board issued Statement No. 145: Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions as well as addresses the classifications of gains and losses on debt extinguishment. The Company does not anticipate that there will be a material impact on its financial statements.

        On January 1, 2002, the Company adopted the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This statement provides guidance on when consideration received by a customer from a vendor should be reflected as a reduction of revenue or cost in the statement of income. Upon adoption of this statement, financial statements for prior periods presented for comparative purposes were reclassified to comply with the provisions of this statement. As a result of adopting this statement, $647,000 of consideration paid to customers was reflected as a reduction of revenue in the statement of income for the three months ended September 30, 2001, and $1,425,000 for the six months ended September 30, 2001. These reclasses have had no effect on net income for any of the periods presented.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K dated May 24, 2002.

2.   Inventory

         Inventory is comprised of the following:

                                   September 30, 2002       March 31, 2002
                                   ---------------------------------------

         Inventory at FIFO         $   94,393,000         $     92,597,000
         Less: LIFO reserve           (11,275,000)             (10,657,000)
                                   ---------------------------------------

                                   $   83,118,000         $     81,940,000
                                   ---------------------------------------

3.   Debt

         Long-term debt is comprised of the following:

                                                   September 30, 2002       March 31, 2002
                                                   ---------------------------------------

      Senior notes payable (A)                     $   107,875,000        $    107,875,000
      Bank revolving line of credit (B)                        ---                     ---
      Notes payable to stockholders, net (C)             4,609,000               1,930,000
                                                   ---------------------------------------
                                                       112,484,000             109,805,000
      Less:  current maturities                                ---                     ---
                                                   $   112,484,000            $109,805,000
                                                   =======================================

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

         (B)   On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings of up to $60,000,000 through January 25, 2004. Line of credit borrowings are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. There were no outstanding advances on the revolving line of credit at September 30, 2002. The Company also pays a commitment fee ranging from 0.25% to 0.5% of the available portion of its line of credit.

         (C)   The Company has subordinated notes payable to its two stockholders, with a legal right of offset against the Company’s note receivable from one stockholder. The Company had previously reported the net amount as a reduction in stockholders’ equity when the net balance was a receivable. The note receivable of $2,689,000 was repaid during the quarter ended September 30, 2002 from proceeds of a stockholder distribution. The balance of the payable at September 30, 2002 was $4,609,000 and classified as long-term debt.

4.   Commitments

        The Company has future obligations for guaranteed minimum royalty payments related to certain distribution contracts. Existing agreements require minimum royalty payments of approximately $3,100,000 and $2,700,000 for fiscal years 2003 and 2004 respectively. The Company believes that actual royalty payments will exceed the guaranteed minimum in each year. The Company records these royalty payments in cost of sales as royalties become payable. As of September 30, 2002, the minimum royalty payment of $3,100,000 had been satisfied for fiscal year 2003.

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

6.   eSkye Solutions, Inc. Investment

        Prior to fiscal 2002 the Company had been accounting for its investment in eSkye Solutions, Inc. (eSkye) on the cost method. On December 28, 2001 eSkye redeemed a significant portion of its outstanding preferred stock at a significant discount. Since the company elected not to participate in this redemption, its voting control increased to over 20% of voting stock. Upon applying the equity method for the six months ended September 30, 2002, and after retroactively reporting the historical results for the application of the equity method, the Company’s share of losses were $160,000 and $486,000 for the six month period ended September 30, 2002 and September 30, 2001 respectively. Losses from applying the equity method and the impairment charges are included in “Equity in losses of eSkye Solutions, Inc.” in the Statements of Income.

7.   Supplemental Cash Flow Information

        During the six-month period ended September 30, 2002 the Company purchased intangible assets and accrued other liabilities of $3,000,000.

8.   Segment Reporting

        The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                                Three Months Ended                              Six Months Ended
                                       September 30, 2002   September 30, 2001        September 30, 2002   September 30, 2001
                                       ---------------------------------------        ---------------------------------------

Revenue from external customers
     Product sales                      $ 169,612,000          $ 151,803,000          $ 346,813,000          $ 313,141,000

     All other                              5,924,000              5,654,000             11,455,000             10,955,000

Segment profit (loss)
     Product sales                            852,000                723,000              5,752,000              3,929,000

     All other                               (221,000)              (224,000)              (727,000)            (1,057,000)

Segment assets
     Product sales                        192,704,000            186,390,000            192,704,000            186,390,000
     All other                             10,368,000             11,667,000             10,368,000             11,667,000

Item 2.    Management’s Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

         The Company’s revenue for the quarter ended September 30, 2002 increased 11.5% to $175.5 million compared to $157.5 million for the prior year’s comparable quarter. Gross profit increased 12.3% from the quarter ended September 30, 2001 to $4.3 million for the quarter ended September 30, 2002. Net income of $0.6 million for the quarter ended September 30, 2002 increased 26% over the prior year’s comparable quarter. EBITDA of $5.5 million for the quarter ended September 30, 2002 was down 4.0% from the prior year’s comparable quarter.

         For the six-month period ended September 30, 2002, net income was $5.5 million versus $2.9 million for the prior year’s comparable period, and EBITDA was $14.8 million, an increase of 12.1% over the prior year’s comparable period. Adjusted EBITDA (EBITDA plus LIFO charges) was $30.4 million for the latest 12 months ended September 30, 2002 versus $29.1 million for the prior 12 month period.

         Overall wine and spirits volume was flat for the quarter ended September 30, 2002; however, the Company’s acquisition of the rights to sell Grolsch and Seagram’s Coolers continued to provide increased revenues, offset by the Company’s loss of the Pernod brands in certain markets.

Outlook

        The Company expects a decision from Diageo (DEO) and Schieffelin & Somerset (S&S) in the first calendar quarter of 2003 concerning distribution rights for Illinois, Indiana, and Michigan. DEO and S&S have announced distribution arrangements for approximately 50% of their United States volume, and it appears that further decisions will be made in a manner that will not disrupt the holiday selling season. DEO and S&S have been evaluating distributor proposals since March 2002 as a part of their on-going state-by-state effort to consolidate distribution rights of existing brands and brands they acquired from Seagram in 2001. While the Company believes it has made a competitive proposal to DEO and S&S to distribute their brands, the Company cannot predict the outcome of the DEO and S&S evaluation. If one or more of the Company’s proposals are not accepted by DEO or S&S, the Company anticipates acquiring the representation of competing brands. There can be no assurance, however, that the failure of DEO, S&S, or other suppliers to accept the proposals of the Company will not have a material adverse effect on the business and financial condition of the Company.

        The Company continues to engage in meetings and presentations with multiple suppliers in order to acquire the distribution of additional brands in all of our markets. These suppliers include, but are not limited to, Allied Domecq, Bacardi, and Brown Forman. The Company is also in discussions regarding the addition of brands in Michigan. The addition of these brands will not be dependent on any decision by DEO or S&S.

        The Company’s outlook for the current fiscal year will be for stable to slightly lower profit and EBITDA levels due to the loss of the Pernod brands.

Results of Operations

        The following table includes information regarding total cases shipped by the Company during the three months and six months ended September 30, 2002 compared with the comparable periods ended September 30, 2001:

                                          Three Months Ended September 30        Six Months Ended September 30
                                          -------------------------------        -----------------------------
                                             2002      2001     Percent           2002      2001     Percent
                                             ----      ----     -------           ----      ----     -------
                                                (Cases in thousands)                 (Cases in thousands)

Wine (product sales operations)               646       655       (1.4%)         1,391     1,388       (0.2%)
Spirits (product sales operations)            803       816       (1.6%)         1,667     1,652       (0.9%)
Spirits (distribution fee operations)         651       680       (4.3%)         1,299     1,353       (4.0%)
                                            -----     -----                      -----     -----
    Total wine and spirits                  2,100     2,151       (2.4%)         4,357     4,393       (0.8%)
Other (including USB sales)                 2,950     1,361      116.8%          5,029     2,869       75.3%
                                            -----     -----                      -----     -----

    Total                                   5,050     3,512       43.8%          9,386     7,262       29.2%
                                            =====     =====                      =====     =====

Case sales of K Cider, were reported as wine case sales through March 31, 2002. Case sales of K Cider subsequent to that date have been recorded as Other case sales.The reclassification of case sales of K Cider reduced wine case sales and increased other case sales by 93,000 and 174,000 for the three and six months ended September 30, 2001, respectively.

Three Months Ended September 30, 2002, Compared with the Three Months Ended September 30, 2001.

Revenue

        Total product revenue increased 11.7% to $169.6 million for the quarter ended September 30, 2002 versus $151.8 million for the prior year’s comparable quarter. The revenue increase for the quarter ended September 30, 2002 over the prior year’s comparable quarter was primarily due to increased sales by the USB division. USB commenced nationwide distribution of Grolsch beers and Seagram coolers January 2002 and April 2002, respectively. Case volume of wine and spirits in the product sales divisions remained relatively stable, decreasing 1.5% during the current quarterly period over the prior year’s comparable period. Fee revenue for the quarter ended September 30, 2002 increased 4.8% on lower case sales over the prior year’s comparable quarter. The Company was able to increase fee revenue due to a $0.16 per case fee increase approved by the State of Michigan for 2002 and greater brokerage fee revenue for the quarter ended September 30, 2002 as compared to the prior year’s comparable quarterly period.

Gross Profit

        Gross margin on product sales increased $4.1 million, or 13.8% for the quarter ended September 30, 2002 over the prior year’s comparable quarter. Gross profit percentage on product sales increased to 19.8% for the quarter ended September 30, 2002 versus 19.4% for the prior year’s comparable quarter. The increase in gross margin dollars and percentage were both primarily the result of the increased USB sales during the quarter ended September 30, 2002. The Company’s Illinois and Indiana gross profit margins have been under pressure due to the intensified marketing efforts from competing distributors during this period of uncertainty concerning product line representation.

Operating Expenses

        Total operating expenses increased 14.6%, or $4.6 million to $36.1 million for the quarter ended September 30, 2002 as compared to the prior year’s comparable quarter. Increased selling expenses and administrative support of the USB division were primarily responsible for the total operating expense increase over the prior year’s comparable quarter.

        Warehouse and delivery expenses decreased slightly to $9.8 million for the quarter ended September 30, 2002 from the prior year’s comparable quarter. Relatively flat case volume in the Illinois, Indiana, and Michigan divisions has resulted in efficiency gains and lower repair and maintenance on equipment, and was primarily responsible for the stable operational costs.

        Selling expenses increased $3.7 million for the quarter ended September 30, 2002 from the prior year’s comparable quarter. Selling expenses increased primarily due to additional advertising, wages, and related travel expenses incurred by the Company’s USB division during the quarter ended September 30, 2002 from the prior year’s comparable quarter. These additional expenditures are directly related to the additional volume created by the nationwide sales of Grolsch and Seagram cooler sales. Due to the seasonality of the cooler business during the summer months, advertising costs are expected to diminish during the Company’s third and fourth fiscal quarters. Wage increases and additional promotional activities in the Indiana and Illinois divisions also contributed to the increased selling expense.

        Administrative expense increased $1.1 million for the quarter ended September 30, 2002 from the prior year’s comparable quarter. Increased administrative costs related to the USB division for wages and amortization of distributor rights were primarily responsible for the increase from the prior year’s comparable quarter. Increased casualty insurance and worker’s compensation costs across all divisions were responsible for the remaining expense increase.

Income From Operations

        Operating income was $3.3 million for the quarter ended September 30, 2002 compared to $3.6 million for the prior year’s comparable quarter. The decline in revenue from the Company’s Illinois division was primarily responsible for the decrease in operating income.

Interest Expense

        Interest expense declined $0.2 million, or 7.2%, for the quarter ended September 30, 2002 from the prior year’s comparable quarter. Reduced revolving credit balances during the quarter ended September 30, 2002 as compared to the prior year’s comparable quarter were primarily responsible for the decreased expense.

Other Income

        Other income increased $0.2 million from the prior year’s comparable quarter primarily due to recording the Company’s share of losses from eSkye Solutions, Inc. for the three months ended September 30, 2001.

Net Income

        Net income increased $0.1 million to $0.6 million for the quarter ended September 30, 2002 primarily due to reduced interest expense during the current year’s quarter and the Company’s share of losses in eSkye Solutions, Inc. during the prior year’s comparable quarter.

EBITDA

        For financial analysis purposes only, the Company’s earning before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended September 30, 2002 was $5.5 million, as compared to $5.7 million for the prior year’s comparable reporting period. For the purposes of this report, EBITDA is equal to the Company’s income from operations of $3.3 million increased by the Company’s depreciation and amortization of $2.2 million. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Six Months Ended September 30, 2002, Compared with the Six Months Ended September 30, 2001.

Revenue

        Total product revenue increased $33.7 million, or 10.8%, to $346.8 million for the six months ended September 30, 2002 versus $313.1 million for the prior year’s comparable period. The revenue increase for the six months ended September 30, 2002 as compared to the prior year’s period was primarily due to increased sales by the Company’s USB division. USB commenced nationwide distribution of Grolsch beers and Seagram coolers January 2002 and April 2002 respectively. Case volume of wine and spirits in the product sales divisions remained stable; increasing a modest 0.6% during the current six-month period ended September 30, 2002, over the comparable prior year period. Fee revenue for the six months ended September 30, 2002 increased 4.6% on lower case sales from the comparable prior year period. The Company was able to increase fee revenue due to a $0.16 per case fee increase approved by the State of Michigan for 2002 and greater brokerage fee revenue for the six months ended September 30, 2002 as compared to the prior year’s comparable period.

Gross Profit

        Gross margin on product sales increased $9.5 million, or 15.4% for the six months ended September 30, 2002 over the prior year’s comparable quarter. Gross profit percentage on product sales increased to 20.5% for the six months ended September 30, 2002 versus 19.7% for the comparable prior year period. Both the increase in gross margin dollars and percentage were primarily the result of the increased USB sales during the six months ended September 30, 2002. The Company’s Illinois and Indiana gross profit margins have been under pressure due to the intensified marketing efforts from competing distributors during this period of uncertainty concerning product line representation.

Operating Expenses

        Total operating expenses increased 13.6% to $72.3 million for the six months ended September 30, 2002 from $63.6 million for the prior year’s comparable period. Increased selling expenses and administrative support of the USB division were primarily responsible for the total operating expense increase from the prior year’s comparable period.

        Warehouse and delivery expenses decreased to $19.7 million for the six months ended September 30, 2002 as compared to $20.0 million for the prior year’s comparable quarter. Relatively flat case volume in the Illinois, Indiana, and Michigan divisions has resulted in efficiency gains, reduced transportation costs, and lower repair and maintenance on equipment, and was primarily responsible for the reduced operational costs.

        Selling expenses increased primarily due to additional advertising, wages, and related travel expenses incurred by the Company’s USB division during the six months ended September 30, 2002 from the prior year’s comparable quarter. These additional expenditures are directly related to the additional volume created by the nationwide sales of Grolsch and Seagram cooler sales. Due to the seasonality of the cooler business during the summer months, advertising costs are expected to diminish during the Company’s third and fourth fiscal quarters. Wage increases and additional promotional activities in the Indiana and Illinois divisions also contributed to the the increased selling expense.

        Administrative expense increased $2.0 million for the six months ended September 30, 2002 from the prior year’s comparable quarter. Increased administrative costs related to the USB division for wages, benefits, and amortization of distributor rights were primarily responsible for the increase from the prior year’s comparable quarter. Increased casualty insurance and worker’s compensation costs across all divisions were responsible for the remaining expense increase.

Income From Operations

        Operating income was $10.3 million for the six months ended September 30, 2002, compared to $9.0 million for the prior year’s comparable quarter. The Company’s USB division was primarily responsible for the increase in operating income, offsetting the decline in revenue from the Illinois division.

Interest Expense

        Interest expense declined $0.4 million, or 6.7% to $5.6 million for the six months ended September 30, 2002 from the prior year’s comparable quarter. Reduced revolving credit balances during the six months ended September 30, 2002, and the decline in the prime rate upon which the Company’s revolving line of credit is based, were primarily responsible for the decreased expense.

Other Income

        Other income increased $0.4 million from the prior year’s comparable period primarily due to a reduction in the Company’s share of losses from eSkye Solutions, Inc.

Net Income

        Net income increased $2.2 million to $5.0 million for the six months ended September 30, 2002. This increase was primarily from the Company’s USB division that had increased revenue and operating income as compared to the prior year’s comparable period.

EBITDA

        For financial analysis purposes only, the Company’s earning before interest, taxes, depreciation, and amortization (EBITDA) for the six months ended September 30, 2002 was $14.8 million as compared to $13.2 million for the prior year’s comparable reporting period. For the purposes of this report, EBITDA is equal to the Company’s income from operations of $10.3 million increased by the Company’s depreciation and amortization of $4.5 million. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

        The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

        At September 30, 2002, the Company had no outstanding advances on its $60.0 million revolving credit facility, as compared to $6.0 million outstanding at September 30, 2001.

        The Company generated $1.8 million in net cash from operating activities for the six months ended September 30, 2002. The Company used $7.9 million in funding working capital during the six months ended September 30, 2002. Increases in USB’s accounts receivable and inventories in the Indiana division were the primary reason for the $7.9 million used for working capital during the six months ended September 30, 2002. The cash used for working capital of $7.9 million for the six months ended September 30, 2002 was $0.8 million greater than the cash used for working capital for the prior year’s comparable period. Cash provided by net income, and adjustments for depreciation and amortization were $9.5 million for the six months ended September 30, 2002, which funded the increased cash requirements for working capital.

        Net cash used by investing activities was $0.6 million for the six months ended September 30, 2002, a decrease of $1.7 million from the comparable prior year period, primarily due to reduced capital expenditures and an increase in distributions received from Commonwealth Wine & Spirits, LLC.

        Net cash provided by financing activities decreased $5.1 million for the six months ended September 30, 2002 as compared to the comparable prior year period. Net proceeds from the revolving credit facility during the current six-month period were less than the comparable prior year period by $6.0 million. The Company’s distributions to stockholders increased by $2.1 million for the six months ended September 30, 2002 as compared to the prior year’s comparable period. Shareholder distributions during the quarter ending September 30, 2002 were used for 2002 tax estimates and provided funds to repay the shareholder receivable of approximately $2.7 million. The increase in distributions was due to 2002 tax obligations being paid by the shareholders during September, compared to the 2001 tax obligations paid in December during the prior year. The distribution to repay the shareholder receivable reduced equity and increased long term debt, as the net payable to the shareholders of $1.9 million was comprised of a receivable of $2.7 million and a subordinated note payable of $4.6 million. A distribution of $0.3 million was also made to purchase the equity interests of a subsidiary’s minority shareholder.

         Total assets increased to $203.1 million at September 30, 2002, a $1.7 million increase from March 31, 2002. The increase in assets is primarily due to greater accounts receivable, inventories, and intangibles at September 30, 2002 as compared to March 31, 2002. The Company’s USB division was primarily responsible for increased accounts receivable and intangibles at September 30, 2002 as compared to March 31, 2002. Inventories at September 30, 2002 were $1.2 million higher than the levels at March 31, 2002, but $5.6 million lower than inventories at September 30, 2001. Accounts receivable balances at September 30, 2002 were $6.7 million lower than the June 30, 2002 balances, primarily from collections at the USB division and reduced volume in the Illinois division. Total debt of $112.5 million at September 30, 2002 as compared to March 31, 2002 increased due to the repayment of the shareholder receivable that had been offset against the shareholder payable. Equity decreased to $22.8 million at September 30, 2002 as compared to March 31, 2002 due to net income of $5.0 million and shareholder distributions of $5.4 million. The Company anticipates that shareholder distributions will be only for tax distributions in the future, as no shareholder receivables are on the balance sheet.

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

Environmental Matters

        The Company currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions relating to the presence of certain hazardous substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although the Company is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to the Company have not occurred. Except for blending and bottling of a few of the Company’s private label brands, the Company does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations.

Other

        As a matter of policy, the Company plans to review and evaluate all professional services firms every three years. This review will include but is not limited to legal, audit and information systems services. The next scheduled review will occur during fiscal 2006.

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

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement is expected to reduce annual amortization expense approximately $100,000 during fiscal 2003. The Company performed the required impairment tests of goodwill and indefinite lived intangibles as of April 1, 2002 and found them not to be impaired.

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

         FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Statement 144 also addresses the accounting for expected disposals of long-lived assets. The Company adopted Statement 144 during the first quarter of fiscal 2003 and, based on current circumstances, it has not had a material effect on the Company’s results of operations or its financial position.

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

         On January 1, 2002, the Company adopted the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This statement provides guidance on when consideration received by a customer from a vendor should be reflected as a reduction of revenue or cost in the statement of income. Upon adoption of this statement, financial statements for prior periods presented for comparative purposes were reclassified to comply with the provisions of this statement. As a result of adopting this statement, $647,000 of consideration paid to customers was reflected as a reduction of revenue in the statement of income for the three months ended September 30, 2001, and $1,425,000 for the six-months ended September 30, 2001. These reclasses have had no effect on net income for any of the periods presented.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         The Company has no reportable events under this item.

Item 4.   Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 6.    Exhibits

         (a)   Exhibits

                 (99)   Exhibit 99 - Forward-Looking Statements

                 (99.1)   Exhibit 99.1 - Section 906 certification

         (b)   Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WINE & SPIRITS, INC.
/s/ James E. LaCrosse James E. LaCrosse Chief Executive Officer and Chief Financial Officer
November 13, 2002 Date

Certification of James E. LaCrosse, Chief Executive Officer and Chief Financial Officer,
pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Date:  November 13, 2002

I, James E. LaCrosse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Wine & Spirits Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	As the registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By:  /s/ James E. LaCrosse
         James E. LaCrosse
         Chief Executive Officer and
         Chief Financial Officer