Form 10-Q
period 2002-12-31
NATIONAL WINE & SPIRITS INC
filed 2003-02-13
CIK 1081971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended December 31, 2002.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 13, 2003.

Class	Outstanding at February 13, 2003
Common Stock, $.01 par value voting	104,520 shares
Common Stock, $.01 par value non-voting	5,226,001 shares

NATIONAL WINE & SPIRITS, INC.
Quarterly Report
For the period ended December 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                            December 31, 2002         March 31, 2002
                                                                            -----------------         --------------
                                                                               (unaudited)               (Note 1)

ASSETS
Current assets:
     Cash and cash equivalents                                                  $   2,306              $  11,735
     Accounts receivable, less allowances for doubtful accounts                    52,002                 37,557
     Inventory                                                                     85,834                 81,940
     Prepaid expenses and other                                                     7,876                  7,366
                                                                                ---------              ---------
Total current assets                                                              148,018                138,598

Property and equipment, net                                                        38,520                 41,440
Other assets
     Notes receivable                                                                 202                    462
     Cash surrender value of life insurance                                         3,757                  3,368
     Investment in Commonwealth Wine & Spirits, LLC                                 6,182                  6,611
     Investment in eSkye Solutions, Inc.                                              ---                    160
     Intangible assets, net of amortization                                         9,443                  8,091
     Goodwill                                                                       1,251                  1,251
     Deferred pension costs                                                         1,198                  1,198
     Deposits and other                                                               596                    226
                                                                                ---------              ---------
Total other assets                                                                 22,629                 21,367
                                                                                ---------              ---------
TOTAL ASSETS                                                                    $ 209,167              $ 201,405
                                                                                =========              =========
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
     Accounts payable                                                           $  36,997              $  40,795
     Accrued payroll and payroll taxes                                              8,232                  7,676
     Excise taxes payable                                                           6,550                  6,053
     Other accrued expenses                                                        15,329                 12,108
                                                                                ---------              ---------
Total current liabilities                                                          67,108                 66,632
     Deferred pension & other liabilities                                           2,859                  1,873
     Long-term debt                                                               114,934                109,805
                                                                                ---------              ---------
Total liabilities                                                                 184,901                178,310
                                                                                ---------              ---------

Stockholders' equity
     Voting common stock, $.01 par value.  200,000 shares                               1                      1
          authorized, 104,520 shares issued and outstanding
     Nonvoting common stock, $.01 par value.  20,000,000 shares                        53                     53
         authorized, 5,226,001 shares issued and outstanding
     Additional paid-in capital                                                    25,009                 25,009
     Retained earnings (deficit)                                                     (122)                (1,293)
     Accumulated other comprehensive income-
         Unrecognized net pension loss                                               (675)                  (675)
                                                                                ---------              ---------
Total stockholders’ equity                                                         24,266                 23,095
                                                                                ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY                                      $ 209,167              $ 201,405
                                                                                =========              =========

See notes to condensed consolidated financial statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)
(Unaudited)

                                                            Three Months Ended                           Nine Months Ended
                                                 December 31, 2002      December 31, 2001    December 31, 2002      December 31, 2001
                                                 -----------------      -----------------    -----------------      -----------------

Net product sales                                   $  208,278              $ 203,167            $ 555,091              $ 516,308
Distribution fees                                        6,594                  5,863               18,049                 16,818
                                                     ---------              ---------            ---------              ---------
Total revenue                                          214,872                209,030              573,140                533,126
Cost of products sold                                  169,955                164,089              445,616                415,603
                                                     ---------              ---------            ---------              ---------
Gross profit                                            44,917                 44,941              127,524                117,523
                                                     ---------              ---------            ---------              ---------
Selling, general and
administrative expenses:
     Warehouse and delivery                             10,241                 10,112               29,949                 30,114
     Selling                                            14,299                 11,855               43,676                 34,288
     Administrative                                     12,175                 11,167               35,349                 32,319
                                                     ---------              ---------            ---------              ---------
                                                        36,715                 33,134              108,974                 96,721
                                                     ---------              ---------            ---------              ---------
Income from operations                                   8,202                 11,807               18,550                 20,802
Interest expense:
     Related parties                                       (50)                   (58)                (151)                  (208)
     Third parties                                      (2,795)                (2,899)              (8,341)                (8,800)
                                                     ---------              ---------            ---------              ---------
                                                        (2,845)                (2,957)              (8,492)                (9,008)
Other income (expense):
     Gain on sale of assets                                  5                      6                   35                     34
     Interest income                                        35                     50                  146                    241
     Rental and other income (expense)                     (31)                   124                  140                    254
     Equity in income of
          Commonwealth Wine & Spirits, LLC                 196                    324                  368                    389
     Equity in losses of eSkye
           Solutions, Inc.                                 ---                   (530)                (160)                (1,016)
                                                     ---------              ---------            ---------              ---------
Total other income (expense)                               205                    (26)                 529                    (98)
                                                     ---------              ---------            ---------              ---------

Net income                                           $   5,562              $   8,824            $  10,587              $  11,696
                                                     =========              =========            =========              =========

See notes to condensed consolidated financial statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

                                                                                          Nine Months Ended
                                                                               December 31, 2002      December 31, 2001
                                                                               -----------------      -----------------

Operating activities
     Net income                                                                    $  10,587             $   11,696
     Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Depreciation of property and equipment                                            4,897                  4,949
     Amortization of intangible assets                                                 1,562                  1,145
     Amortization of goodwill                                                            ---                     78
     Equity in losses of eSkye Solutions, Inc.                                           160                  1,016
     Equity in earnings of Commonwealth Wine & Spirits, LLC                             (368)                  (389)
     Provision for bad debt expense                                                      449                    312
     Gain on sales of assets                                                             (35)                   (34)
     Increase in cash surrender value of life insurance                                 (389)                  (377)
     Other                                                                               ---                     32
     Changes in operating assets and liabilities
         Accounts receivable                                                         (14,894)               (15,581)
         Inventory                                                                    (3,894)               (14,113)
         Prepaid expenses and other receivables                                         (510)                  (297)
         (Increase) decrease in deposits and other                                      (370)                    38
         Accounts payable                                                             (3,798)                (5,658)
         Accrued expenses and taxes                                                    3,946                  5,265
                                                                                   ---------             ----------
Net cash and cash equivalents used by operating activities                            (2,657)               (11,918)
Investing activities:
     Purchases of property and equipment                                              (2,035)                (3,616)
     Purchases of intangible assets                                                   (1,600)                   (95)
     Proceeds from sale of property and equipment                                         93                     93
     Distributions from Commonwealth Wine & Spirits, LLC                                 797                    405
     Collections on notes receivable                                                     260                    248
                                                                                   ---------             ----------
Net cash and cash equivalents used by investing activities                            (2,485)                (2,965)
Financing activities:
     Proceeds of line of credit borrowings                                            24,000                131,650
     Principal payments on line of credit borrowing                                  (21,500)              (108,650)
     Principal payments on long-term debt                                                ---                 (2,653)
     Proceeds of borrowings from stockholder                                             151                    208
     Repayments on borrowings from stockholders                                         (150)                   (50)
     Notes receivable from stockholders                                                2,628                  2,126
     Distributions to stockholders                                                    (9,416)                (8,529)
                                                                                   ---------             ----------
Net cash and cash equivalents (used) provided by financing activities                 (4,287)                14,102
                                                                                   ---------             ----------
Net decrease in cash and cash equivalents                                             (9,429)                  (781)
Cash and cash equivalents, beginning of period                                        11,735                  4,094
                                                                                   ---------             ----------
Cash and cash equivalents, end of period                                           $   2,306             $    3,313
                                                                                   =========             ==========

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

         There is no provision for federal or state income taxes reflected in the financial statements because the stockholders have consented to NWS’ election to be taxed as an S corporation under the applicable provisions of the Internal Revenue Code. NWS’ income is taxable directly to its stockholders.

         There were no amounts included in comprehensive income for the three-month period ended December 31, 2002 other than net income.

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

NATIONAL WINE & SPIRITS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets, including debt issuance costs and distribution rights, will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement has reduced amortization expense by approximately $78,000 for the nine months ended December 31, 2002, and is expected to reduce annual amortization expense approximately $103,000 for the twelve months ending March 31, 2003. Amortization expense attributable to goodwill was $26,000 and $78,000 for the three and nine months ended December 31, 2001, respectively. The Company performed the required impairment tests of goodwill and indefinite lived intangibles as of April 1, 2002 and found them not to be impaired.

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

         On January 1, 2002, the Company adopted the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This statement provides guidance on when consideration received by a customer from a vendor should be reflected as a reduction of revenue or cost in the statement of income. Upon adoption of this statement, financial statements for prior periods presented for comparative purposes were reclassified to comply with the provisions of this statement. As a result of adopting this statement, $323,000 of consideration paid to customers was reflected as a reduction of revenue in the statement of income for the three months ended December 31, 2001, and $1,748,000 for the nine months ended December 31, 2001. These reclasses have had no effect on net income for any of the periods presented.

         In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Company does not believe the adoption of this standard will have an impact on its financial statements.

NATIONAL WINE & SPIRITS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K dated May 24, 2002.

2.    Inventory

         Inventory is comprised of the following:

                                  December 31, 2002       March 31, 2002
                                  -----------------       --------------

         Inventory at FIFO          $  97,332,000         $  92,597,000
         Less: LIFO reserve           (11,498,000)          (10,657,000)
                                    -------------         -------------
                                    $  85,834,000         $  81,940,000
                                    -------------         -------------

3.    Debt

         Long-term debt is comprised of the following:

                                              December 31, 2002     March 31, 2002
                                              -----------------     --------------

      Senior notes payable (A)                   $ 107,875,000       $ 107,875,000
      Bank revolving line of credit (B)              2,500,000                 ---
      Notes payable to stockholders (C)              4,559,000           1,930,000
                                                 -------------       -------------
                                                   114,934,000         109,805,000
      Less:  current maturities                            ---                 ---
                                                 -------------       -------------
                                                 $ 114,934,000       $ 109,805,000
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

         (B) On January 25, 1999, the Company entered into a credit agreement that provides a revolving line of credit for borrowings and letters of credit up to $60,000,000 through January 25, 2004. Line of credit borrowings and letters of credit are limited to eligible accounts receivable plus eligible inventories. The credit agreement permits the Company to elect an interest rate based upon the Eurodollar rate or the higher of the prime lending rate or the federal funds effective rate plus 0.5%. At December 31, 2002 the $2,500,000 bore interest at 4.25% based upon prime rate pricing. The Company also had $2,300,000 of letters of credit in force at December 31, 2002. The Company also pays a commitment fee ranging from 0.25% to 0.5% of the available portion of its line of credit.

         (C) The Company has subordinated notes payable to its two stockholders, with a legal right of offset against the Company’s note receivable from one stockholder. The Company had previously reported the net amount as a reduction in stockholders’ equity when the net balance was a receivable. The note receivable of $2,689,000 was repaid during the quarter ended September 30, 2002 from proceeds of a stockholder distribution. The balance of the payable at December 31, 2002 was $4,559,000 and classified as long-term debt.

4.    Commitments

         The Company has future obligations for guaranteed minimum royalty payments related to certain distribution contracts. Existing agreements require minimum royalty payments of approximately $3,100,000 and $2,700,000 for fiscal years 2003 and 2004 respectively. The Company believes that actual royalty payments will exceed the guaranteed minimum in each year. The Company records these royalty payments in cost of sales as royalties become payable. As of December 31, 2002, the minimum royalty payment of $3,100,000 had been satisfied for fiscal year 2003.

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

NATIONAL WINE & SPIRITS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.    eSkye Solutions, Inc. Investment

         Prior to fiscal 2002 the Company had been accounting for its investment in eSkye Solutions, Inc. (eSkye) on the cost method. On December 28, 2001 eSkye redeemed a significant portion of its outstanding preferred stock at a significant discount. Since the company elected not to participate in this redemption, its voting control increased to over 20% of voting stock. Upon applying the equity method for the nine months ended December 31, 2002, and after retroactively reporting the historical results for the application of the equity method, the Company’s share of losses were $160,000 and $1,016,000 for the nine month period ended December 31, 2002 and December 31, 2001, respectively. Losses from applying the equity method and the impairment charges are included in “Equity in losses of eSkye Solutions, Inc.” in the Statements of Income.

7.    Supplemental Cash Flow Information

         During the nine-month period ended December 31, 2002 the Company purchased intangible assets and incurred other liabilities of $2,628,000. As of December 31, 2002 $1,314,000 of the liability has been paid.

         Cash paid for interest during the nine-month period ended December 31, 2002 and December 31, 2001 was $5,852,000 and $6,143,000, respectively.

8.    Intangible Assets & Goodwill

Intangible assets and goodwill consist of the following:

                                                   December 31, 2002       March 31, 2002
                                                   -----------------       --------------

     Amortized intangible assets, net of
     accumulated amortization:
     Distribution rights                              $ 5,699,000            $ 3,997,000
     Deferred loan financing costs                    $ 3,278,000            $ 3,740,000
     Other                                                178,000                354,000
                                                      -----------            -----------
     Intangible assets being amortized                  9,155,000              8,091,000

     Unamortized distribution rights                      288,000                    ---
                                                      -----------            -----------
     Intangible assets                                $ 9,443,000            $ 8,091,000

     Goodwill                                         $ 1,251,000            $ 1,251,000
                                                      -----------            -----------

These costs are being amortized by the straight-line method (which, for deferred financing costs, also approximates the yield method) over the terms of the agreements or their estimated useful lives, which range from two to twenty years. Accumulated amortization related to these assets was $8,428,000 and $6,866,000 at December 31, 2002 and March 31, 2002, respectively.

NATIONAL WINE & SPIRITS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.    Subsequent Event

         On January 3, 2003, the Company was informed by Diageo that the Company had not been granted the Diageo distribution rights for the State of Illinois and that no decision has been announced yet for Michigan or Indiana. The current Diageo distribution rights for Illinois will terminate effective February 24, 2003. Revenue for the affected Diageo brands in Illinois for the nine months ended December 31, 2002 was approximately $65 million, and total cases shipped were approximately 0.4 million. For the same nine-month period, distribution of these Diageo brands in Illinois contributed approximately $12 million to the gross profit of the Company.

         On January 30, 2003, the Company entered into an agreement in principle to form a strategic alliance with Glazer’s Wholesale Drug Company (“Glazer”) for the purpose of distributing alcohol-based beverages in the state of Illinois. As part of the proposed relationship, NWS-LLC and Glazer would enter into a management services agreement whereby Glazer would provide management and consulting services and assistance in Illinois. The parties would also enter into a separate contribution agreement under which the parties may agree in the future to conduct operations in Illinois through a new entity to be equally owned by NWS-LLC and Glazer. The Company and Glazer are currently in the process of preparing and negotiating definitive agreements relating to the proposed alliance.

10.    Segment Reporting

         The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments.

                                            Three Months Ended                           Nine Months Ended
                                   December 31, 2002    December 31, 2001       December 31, 2002    December 31, 2001
                                   -----------------    -----------------       -----------------    -----------------

Revenue from external customers
     Product sales                   $ 208,278,000        $ 203,167,000          $ 555,091,000        $ 516,308,000
     All other                           6,594,000            5,863,000             18,049,000           16,818,000

Segment profit (loss)
     Product sales                       5,010,000            8,586,000             10,762,000           12,516,000
     All other                             552,000              238,000               (175,000)            (820,000)

Segment assets
     Product sales                     198,315,000          206,282,000            198,315,000          206,282,000
     All other                          10,852,000           11,370,000             10,852,000           11,370,000

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. Such statements are necessarily estimates reflecting the Company's best judgment and expectations based upon current information. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by the cautionary statements set forth on Exhibit 99 to this Form 10-Q, and the Company undertakes no obligation to update such forward-looking statements.

Overview

         The Company is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company's current operations are in Illinois, Indiana, Michigan, Kentucky, and from U.S. Beverage, L.L.C. (USB), the Company's national import, craft and specialty beer marketing and distribution business. The Company's reported revenues include net product sales in Illinois, Indiana, Michigan, and from USB, with distribution fees from the Michigan distribution operation.

The following table includes information regarding the Company's calculation of EBITDA and Adjusted EBITDA for the three months and nine months ended December 31, 2002 compared with the comparable periods ended December 31, 2001:

                                        Three Months Ended                          Nine Months Ended
                                December 31, 2002   December 31, 2001    December 31, 2002    December 31, 2001
                                -----------------   -----------------    -----------------    -----------------

Income from Operations            $  8,202,000         $ 11,807,000         $ 18,550,000        $ 20,802,000
Depreciation                         1,572,000            1,563,000            4,897,000           4,949,000
Amortization                           439,000              407,000            1,562,000           1,223,000
                                  ------------         ------------         ------------        ------------
EBITDA                              10,213,000           13,777,000           25,009,000          26,974,000
LIFO increment                         223,000              255,000              841,000             805,000
                                  ------------         ------------         ------------        ------------
Adjusted EBITDA                   $ 10,436,000         $ 14,032,000         $ 25,850,000        $ 27,779,000

         EBITDA and Adjusted EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

         The Company’s revenue for the quarter ended December 31, 2002 increased 2.8% to $214.9 million compared to $209.0 million for the prior year’s comparable quarter. Gross profit remained stable at $44.9 million as compared to the prior year’s comparable quarter. Net income of $5.6 million for the quarter ended December 31, 2002 was $3.3 million lower than the prior’s years comparable quarter. EBITDA of $10.2 million for the quarter ended December 31, 2002 was below the $13.8 million for the prior year’s comparable quarter. While the Company’s USB division experienced significant increases in income and EBITDA for the quarter ended December 31, 2002 as compared to the prior year’s comparable quarter, it did not offset the effects of the Illinois division’s reduced volumes. The December quarter is traditionally a lower sales volume quarter for USB as compared to the March and June quarters.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         For the nine-month period ended December 31, 2002, net income was $10.6 million versus $11.7 million for the prior year’s comparable period, and EBITDA was $25.0 million, an versus $27.0 million for the prior year’s comparable period. Adjusted EBITDA was $26.8 million for the latest 12 months ended December 31, 2002 versus $28.7 million for the fiscal year ended March 31, 2002. Although wine sales and the increased volume from the Company’s United States Beverage division contributed to the increased sales for the nine-month period ended December 31, 2002, they were offset by decreased sales volume due to the loss of the Pernod brands in certain markets.

Outlook

         The Company received a decision from Diageo (DEO) in the first calendar quarter of 2003 concerning distribution rights for Illinois. DEO and Schieffelin & Somerset (S&S) have been evaluating distributor proposals since March 2002 as a part of their on-going state-by-state effort to consolidate distribution rights of existing brands and brands they acquired from Seagram in 2001. The Company was informed by DEO that NWS was not chosen as the exclusive DEO distributor for the State of Illinois and that the Company's distribution rights would terminate on February 3, 2003. The Company has received an extension of the termination date through February 24, 2003 and continues to conduct discussions with DEO regarding the termination. Decisions regarding DEO and S&S distribution rights for Indiana and Michigan have not been announced, nor has S&S announced any decisions relating to NWS. Revenue for the affected DEO brands in Illinois for the nine months ended December 31, 2002 was approximately $65 million, and total DEO cases shipped were approximately 0.4 million. For the same nine-month period, distribution of these DEO brands in Illinois contributed approximately $12 million to the gross profit of NWS. The Company anticipates acquiring the representation of competing brands that may result as a reaction to the DEO distributor assignments.

         On January 30, 2003, the Company entered into an agreement in principle to form a strategic alliance with Glazer’s Wholesale Drug Company (“Glazer”) for the purpose of distributing alcohol-based beverages in the state of Illinois. As part of the proposed relationship, NWS-LLC and Glazer would enter into a management services agreement whereby Glazer would provide management and consulting services and assistance in Illinois. The parties would also enter into a separate contribution agreement under which the parties may agree in the future to conduct operations in Illinois through a new entity to be equally owned by NWS-LLC and Glazer. The Company and Glazer are currently in the process of preparing and negotiating definitive agreements relating to the proposed alliance.

         The Company's outlook for the current fiscal year is for lower profit and EBITDA levels as compared to the prior fiscal year due to the loss of the Pernod and DEO brands in the Illinois division.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

         The following table includes information regarding total cases shipped by the Company during the three months and nine months ended December 31, 2002 compared with the comparable periods ended December 31, 2001:

                                          Three Months Ended December 31                 Nine Months Ended December 31
                                          ------------------------------                 -----------------------------
                                           2002          2001    Percent                2002           2001     Percent
                                           ----          ----    -------                ----           ----     -------
                                          (Cases in thousands)                          (Cases in thousands)

Wine (product sales operations)             976           973      0.3%                2,367          2,361       0.3%
Spirits (product sales operations)        1,026         1,091     (6.0%)               2,693          2,743      (1.8%)
Spirits (distribution fee operations)       712           771     (7.7%)               2,011          2,124      (5.3%)
                                          -----         -----                         ------         ------
  Total wine and spirits                  2,714         2,835     (4.3%)               7,071          7,228      (2.2%)
Other (including USB sales)               1,882           903    108.4%                6,911          3,772      83.2%
                                          -----         -----                         ------         ------
  Total                                   4,596         3,738     23.0%               13,982         11,000      27.1%
                                          =====         =====                         ======         ======

Case sales of K Cider were reported as wine case sales through March 31, 2002. Case sales of K Cider subsequent to that date have been recorded as other case sales. The reclassification of case sales of K Cider reduced wine case sales and increased other case sales by 174,000 for the nine months ended December 31, 2001.

Three Months Ended December 31, 2002, Compared with the Three Months Ended December 31, 2001.

Revenue

         Total product revenue increased 2.5% to $208.3 million for the quarter ended December 31, 2002 versus $203.2 million for the prior year’s comparable quarter. The revenue increase for the quarter ended December 31, 2002 over the prior year’s comparable quarter was primarily due to increased sales by the USB division. USB commenced nationwide distribution of Grolsch beers and Seagram’s Coolers January 2002 and April 2002, respectively. Case volume of wine in the product sales divisions remained relatively stable, increasing 0.3% during the current quarterly period over the prior year’s comparable period. Spirits case volume and revenue were adversely affected by the loss of distribution rights in the Illinois division. Fee revenue for the quarter ended December 31, 2002 increased 12.5% on lower case sales over the prior year’s comparable quarter. The Company was able to increase fee revenue due to a $0.16 per case fee increase approved by the State of Michigan for 2002 and greater brokerage fee revenue for the quarter ended December 31, 2002 as compared to the prior year’s comparable quarterly period. During January 2003 the State of Michigan approved a $0.12 increase in the per case fee effective February 2, 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

         Gross margin on product sales decreased $0.8 million, or 1.9% for the quarter ended December 31, 2002 over the prior year’s comparable quarter due to the decrease in sales by the Illinois division, which was not offset by the USB gross margin increases. Gross profit percentage on product sales decreased to 18.4% for the quarter ended December 31, 2002 versus 19.2% for the prior year’s comparable quarter. The Company’s gross profit margins have been under pressure due to the intensified marketing efforts from competing distributors during this period of uncertainty concerning product line representation.

Operating Expenses

         Total operating expenses increased 10.8%, or $3.6 million to $36.7 million for the quarter ended December 31, 2002 as compared to the prior year’s comparable quarter. Increased selling expenses and administrative support of the USB division were primarily responsible for the total operating expense increase over the prior year’s comparable quarter.

         Warehouse and delivery expenses increased only slightly to $10.2 million for the quarter ended December 31, 2002 from the prior year’s comparable quarter. Reduced case volumes in the Illinois and Michigan divisions have resulted in stable operational costs. The reduced volume has allowed for savings in personnel, offset by increases in wage rates and supply costs.

         Selling expenses increased $2.4 million for the quarter ended December 31, 2002 from the prior year’s comparable quarter. Selling expenses increased primarily due to additional advertising, wages, and related travel expenses incurred by the Company’s USB division during the quarter ended December 31, 2002 from the prior year’s comparable quarter. These additional expenditures are directly related to the additional volume created by the nationwide sales of Grolsch and Seagram’s Coolers sales. Wage increases and additional promotional costs in the Indiana and Illinois divisions also contributed to the increased selling expense.

         Administrative expense increased $1.0 million for the quarter ended December 31, 2002 from the prior year’s comparable quarter. Increased administrative costs related to the USB division for wages and amortization of distributor rights were primarily responsible for the increase from the prior year’s comparable quarter. Increased casualty insurance, worker’s compensation, and health care costs, across all divisions were responsible for the remaining expense increase.

Income From Operations

         Operating income was $8.2 million for the quarter ended December 31, 2002 compared to $11.8 million for the prior year’s comparable quarter. The decline in revenue from the Company’s Illinois division was primarily responsible for the decrease in operating income.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

         Interest expense declined $0.1 million, or 3.8%, for the quarter ended December 31, 2002 from the prior year’s comparable quarter. Reduced revolving credit balances during the quarter ended December 31, 2002 as compared to the prior year’s comparable quarter were primarily responsible for the decreased expense.

Other Income

         Other income increased $0.2 million from the prior year’s comparable quarter primarily due to recording the Company’s share of losses from eSkye Solutions, Inc. for the three months ended December 31, 2001.

Net Income

         Net income was $5.6 million, for the quarter ended December 31, 2002 compared to $8.8 million for the prior year’s comparable quarter. The decline in income from the Company’s Illinois division was not offset by the increased incomes experienced by the USB division during the quarter, due to the fact that the December quarter is traditionally a lower income quarter for USB.

EBITDA

         For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the three months ended December 31, 2002 was $10.2 million, as compared to $13.8 million for the prior year’s comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Nine Months Ended December 31, 2002, Compared with the Nine Months Ended December 31, 2001.

Revenue

         Total product revenue increased $38.8 million, or 7.5%, to $555.1 million for the nine months ended December 31, 2002 versus $516.3 million for the prior year’s comparable period. The revenue increase for the nine months ended December 31, 2002 as compared to the prior year’s period was primarily due to increased sales by the Company’s USB division. USB commenced nationwide distribution of Grolsch beers and Seagram’s Coolers January 2002 and April 2002 respectively. Case volume of wine in the product sales divisions remained stable; increasing a modest 0.3% during the current nine-month period ended December 31, 2002, over the comparable prior year period. Spirits volume in the product sales divisions declined 1.8% primarily due to the loss of certain distribution rights in the Illinois division. Fee revenue for the nine months ended December 31, 2002 increased 7.3% on lower case sales from the comparable prior year period. The Company was able to increase fee revenue due to a $0.16 per case fee increase approved by the State of Michigan for 2002 and greater brokerage fee revenue for the nine months ended December 31, 2002 as compared to the prior year’s comparable period.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

         Gross margin on product sales increased $8.8 million, or 8.7% for the nine months ended December 31, 2002 over the prior year’s comparable period. Gross profit percentage on product sales increased to 19.7% for the nine months ended December 31, 2002 versus 19.5% for the comparable prior year period. Both the increase in gross margin dollars and percentage were primarily the result of the increased USB sales during the nine months ended December 31, 2002, offset somewhat by declines in the gross margin percentage in other product sales divisions. The Company’s Illinois and Indiana gross profit margins have been under pressure due to the intensified marketing efforts from competing distributors during this period of uncertainty concerning product line representation.

Operating Expenses

         Total operating expenses increased 12.7% to $109.0 million for the nine months ended December 31, 2002 from $96.7 million for the prior year’s comparable period. Increased selling expenses and administrative support of the USB division were primarily responsible for the total operating expense increase from the prior year’s comparable period.

         Warehouse and delivery expenses decreased to $29.9 million for the nine months ended December 31, 2002 as compared to $30.1 million for the prior year’s comparable period. Reduced case volumes in the Illinois and Michigan divisions have resulted in stable operational costs. The reduced volume has allowed for savings in personnel, offset by increases in wage rates and other operational costs.

         Selling expenses increased primarily due to additional advertising, wages, and related travel expenses incurred by the Company’s USB division during the nine months ended December 31, 2002 from the prior year’s comparable period. These additional expenditures are directly related to the additional volume created by the nationwide sales of Grolsch and Seagram’s Coolers sales. Wage increases and additional promotional costs in the Indiana and Illinois divisions also contributed to the increased selling expense.

         Administrative expense increased $3.0 million for the nine months ended December 31, 2002 from the prior year’s comparable period. Increased administrative costs related to the USB division for wages, benefits, and amortization of distributor rights were primarily responsible for the increase from the prior year’s comparable period. Increased casualty insurance, worker’s compensation, and health care costs, across all divisions were responsible for the remaining expense increase.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income From Operations

         Operating income was $18.6 million for the nine months ended December 31, 2002, compared to $20.8 million for the prior year’s comparable period. The decline in revenue and resulting decrease in operating income from the Company’s Illinois division was primarily responsible for the decrease in operating income.

Interest Expense

         Interest expense declined $0.5 million, or 5.7% to $8.5 million for the nine months ended December 31, 2002 from the prior year’s comparable period. Reduced revolving credit balances during the nine months ended December 31, 2002, and the decline in the prime rate upon which the Company’s revolving line of credit is based, were primarily responsible for the decreased expense.

Other Income

         Other income increased $0.6 million from the prior year’s comparable period primarily due to a reduction in the Company’s share of losses from eSkye Solutions, Inc.

Net Income

         Net income of $10.6 million for the nine months ended December 31, 2002 was $1.1 million lower than the prior year’s comparable period. The decline in income from the Company’s Illinois division was not offset by the increased income from the USB division, reduced interest expense, and the reduction in the Company’s share of losses from eSkye Solutions, Inc.

EBITDA

         For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the nine months ended December 31, 2002 was $25.0 million as compared to $27.0 million for the prior year’s comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

         The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its U. S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         At December 31, 2002, the Company had $2.5 million of outstanding advances on its $60.0 million revolving credit facility, as compared to $23.0 million outstanding at December 31, 2001.

         The Company used $2.7 million in net cash from operating activities for the nine months ended December 31, 2002 as compared to $11.9 million used for the prior year’s comparable period. Seasonal increases in accounts receivable and inventories, as compared to March 31, 2002 were the primary reason for the $2.7 million used for working capital during the nine months ended December 31, 2002. The Company used $19.5 million in funding working capital during the nine months ended December 31, 2002, which was $10.8 million less than the cash used for working capital during the prior year’s comparable period. The decrease in working capital funding for the nine months ended December 31, 2002, as compared to the prior year’s comparable period was due to reduced inventory levels at December 31, 2002 as compared to December 31, 2001. Cash provided by net income, and adjustments for depreciation and amortization were $17.0 million for the nine months ended December 31, 2002, which partially funded the increased cash requirements for working capital.

         Net cash used by investing activities was $2.5 million for the nine months ended December 31, 2002, a decrease of $0.5 million from the comparable prior year period. The decreased use of cash, as compared to the prior year’s comparable period, was primarily due to reduced capital expenditures of $1.6 million, increased distributions received from Commonwealth Wine & Spirits, LLC of $0.4 million, and increased expenditures for distribution rights of $1.5 million.

         Net cash provided by financing activities decreased $18.4 million for the nine months ended December 31, 2002 as compared to the comparable prior year period. Net proceeds from the revolving credit facility during the current nine-month period were less than the comparable prior year period by $20.5 million. The Company’s distributions to stockholders increased by $0.9 million for the nine months ended December 31, 2002 as compared to the prior year’s comparable period. Shareholder distributions during the quarter ending December 31, 2002 were used for shareholder’s 2002 income tax estimates. Distributions for the nine months ended December 31, 2002 were used by the shareholders for income tax estimates of $5.8 million and to repay the Company’s shareholder receivable of $2.7 million. Other uses of shareholder distributions were to purchase the equity interests of a subsidiary’s minority shareholder for $0.3 million and provide funds to a minority shareholder of $0.6 million.

         Total assets increased to $209.2 million at December 31, 2002, a $7.8 million increase from March 31, 2002. The increase in assets is primarily due to seasonal increases in accounts receivable and inventories at December 31, 2002 as compared to March 31, 2002. Cash balances decreased $7.9 million during the quarter ended December 31, 2002 due to funding of working capital and shareholder distributions. Accounts receivable balances at December 31, 2002 were $2.3 million lower than the December 31, 2001 balances, primarily from the reduced volume in the Illinois division. Inventories at December 31, 2002 were $3.9 million higher than the levels at March 31, 2002, but $7.9 million lower than inventories at December 31, 2001. Total debt of $114.9 million at December 31, 2002 as compared to March 31, 2002 increased due to the repayment of $2.6 million of the shareholder receivable that had been offset against the shareholder payable and advances on the revolving credit facility of $2.5 million. Equity increased to $24.3 million at December 31, 2002 as compared to March 31, 2002 due to net income of $10.6 million less shareholder distributions of $9.4 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

         The Company's critical accounting policies are described in its annual report on Form 10-K for the fiscal year ended March 31, 2002.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets, including debt issuance costs and distribution rights, will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. The adoption of this statement has reduced amortization expense by approximately $78,000 for the nine months ended December 31, 2002, and is expected to reduce annual amortization expense approximately $103,000 for the twelve months ending March 31, 2003. Amortization expense attributable to goodwill was $26,000 and $78,000 for the three and nine months ended December 31, 2001, respectively. The Company performed the required impairment tests of goodwill and indefinite lived intangibles as of April 1, 2002 and found them not to be impaired.

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

         On January 1, 2002, the Company adopted the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This statement provides guidance on when consideration received by a customer from a vendor should be reflected as a reduction of revenue or cost in the statement of income. Upon adoption of this statement, financial statements for prior periods presented for comparative purposes were reclassified to comply with the provisions of this statement. As a result of adopting this statement, $323,000 of consideration paid to customers was reflected as a reduction of revenue in the statement of income for the three months ended December 31, 2001, and $1,748,000 for the nine months ended December 31, 2001. These reclasses have had no effect on net income for any of the periods presented.

         In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Company does not believe the adoption of this standard will have an impact on its financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         The Company has no reportable events under this item.

Item 4.    Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 5.    Other Events

         In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, National Wine & Spirits, Inc. is identifying in exhibit 99 to this quarterly report important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company.

Item 6.    Exhibits

(a)	Exhibits
(99)	Exhibit 99 — Forward-Looking Statements
(99.1)	Exhibit 99.1 — Section 906 certification

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 2003 Date	NATIONAL WINE & SPIRITS, INC. /s/ James E. LaCrosse James E. LaCrosse, Chief Executive Officer and Chief Financial Officer

Certification of James E. LaCrosse, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Date:  February 13, 2003

I, James E. LaCrosse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Wine & Spirits Inc.;

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

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003

By: /s/ James E. LaCrosse James E. LaCrosse Chief Executive Officer and Chief Financial Officer