Form 10-K
period 2003-03-31
NATIONAL WINE & SPIRITS INC
filed 2003-07-01
CIK 1081971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                  (Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-74589

NATIONAL WINE & SPIRITS, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-2064429 (I.R.S. Employer Identification No.)

700 West Morris Street, P.O. Box 1602 Indianapolis, Indiana (Address of principal executive offices)	46206 (Zip Code)

(317) 636-6092
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    [X]           No    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes     [   ]           No    [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.    [X]

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of June 20, 2003 was 5,330,521, of which 104,520 were voting stock.

Documents Incorporated by Reference:    None

PART I

Disclosure Regarding Forward-Looking Statements

        This Form 10-K, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “intend,” “will,” “expect,” “anticipate,” “should,” “plans to,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company’s debt are forward-looking statements. Such statements are necessarily estimates reflecting the Company’s best judgment and expectations based upon current information. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by the cautionary statements set forth on Exhibit 99.1 to this Form 10-K, and the Company undertakes no obligation to update such forward-looking statements.

Item 1.    Business

General

        National Wine & Spirits, Inc. (NWS) is one of the largest distributors of wine and spirits in the United States. NWS’ markets include, among others, Chicago and Detroit, which are the second largest and the sixth largest metropolitan markets for spirits in the United States, respectively. NWS is the largest distributor of spirits in Indiana with 47% market share and Michigan with 48% market share. In Illinois, NWS was one of the largest distributors in fiscal 2003 with approximately 32% market share. NWS currently expects market share in Illinois for fiscal 2004 to be approximately 20% due to changes in its Illinois operations described under “Business — Recent Developments” and other circumstances. NWS was incorporated in the state of Indiana in 1998. NWS conducts its operations through its wholly owned subsidiaries, National Wine & Spirits Corporation in Indiana (NWS-Indiana), NWS-Illinois, LLC (NWS-Illinois), NWS Michigan, Inc. (NWS-Michigan), and United States Beverage, L.L.C. (USB). USB distributes and markets import and craft beer along with malt based products throughout the United States.

        From 1999 to 2003, NWS’ total revenue increased steadily from $553.2 million to $712.9 million, representing a compound annual growth rate of 6.5%. NWS achieved this performance by successfully integrating several strategic acquisitions, actively developing new geographic market areas, pursuing new supplier and brand relationships, implementing advanced product handling technology and proprietary information systems, and providing high levels of supplier and customer service.

        Under the three-tier regulatory framework established by federal and state law, suppliers of alcohol-based beverages are generally prohibited from selling their products directly to retail outlets or consumers, effectively requiring suppliers to use distributors such as NWS. This regulatory framework effectively insulates distributors from vertical competition from suppliers or retail customers. In some states, referred to as “control states,” state law has historically mandated the state to act as the exclusive wholesale distributor and/or retailer of alcohol-based beverages. In 1996, Michigan became the first control state to privatize aspects of the wholesale distribution of spirits, and NWS has become the leading administrative distribution agent of spirits in that state.

Recent Developments

        The wine and spirits industry has undergone significant changes in recent months. Rapid consolidation has occurred in the supplier sector, and distributors have expanded their operations to cover a larger number of states. In several states, only two major distributors continue to operate.

        Diageo and Schieffelin & Somerset have undertaken a process of state-by-state consolidation and realignment of their brands, including the brands which Diageo acquired from Seagram in 2001. As a result, several changes have occurred in the Company’s distribution relationship with Diageo in the states of Indiana, Illinois and Michigan. The Company has been selected as Diageo’s exclusive distributor in Indiana and the exclusive distributor and authorized distribution agent for Diageo and Schieffelin & Somerset in Michigan. The Company will no longer act as Diageo’s distributor in the state of Illinois.

        Many other suppliers have undertaken a process of reviewing state distribution rights in light of determinations made by Diageo. As a result, the Company will no longer have distribution rights in Illinois for Future Brands and Canandaigua Wine Company. The Company anticipates that suppliers and distributors will continue to consolidate and realign their brands in the foreseeable future and expects to have the opportunity of acquiring the representation of competing brands as a result of those consolidations and realignments. There can be no assurance, however, that the Company will acquire such representation or that any failure to acquire such representation would not have a material adverse effect on the Company or its operations.

        On February 27, 2003 and March 25, 2003, NWS entered into two agreements with Glazer’s Wholesale Drug Company (“Glazer”) under which NWS and Glazer will form a strategic alliance for the purpose of distributing alcohol-based beverages in the state of Illinois. Under the management services agreement, Glazer will provide management and consulting services and assistance in Illinois. A separate contribution agreement sets forth the terms upon which the parties may agree in the future to conduct operations in Illinois through a new entity to be equally owned by NWS-Illinois and Glazer.

        As consolidations and realignment continue within the Illinois market, NWS continues to analyze its operations in Illinois and has taken steps to appropriately size its workforce in relation to its customer needs. Approximately 300 employees in the Illinois operations are no longer actively employed by NWS. As it adjusts the size and scope of its Illinois operations, NWS will continue to concentrate on maintaining customer and supplier relationships and infrastructure necessary to operate its Illinois business with lower costs and increased efficiencies, until such time as new business supports expanded operations. NWS has discontinued warehousing operations in its Champaign and Peoria facilities, but it continues to use those locations as cross-docking facilities and office space. Continuing efforts are also being made to replace lost revenue in Illinois.

Industry Overview

        The United States alcohol-based beverage industry generated total retail sales of approximately $137.2 billion in calendar 2002. Sales of wine and spirits, in which NWS primarily competes, accounted for approximately 15% and 31%, respectively, or $62.8 billion of total retail sales in 2002. In the United States wine and spirits markets, total consumption has increased since 1994 and 1998, respectively. During 2002, wine and spirits consumption in the United States grew 3.3% and 1.8% respectively, as compared to 2001, with imported products showing stronger growth than domestics. In both the wine and spirits industries, consumer preference has been to purchase higher quality and more expensive products; management believes this trend will continue.

        Since the repeal of Prohibition in 1933, the federal and state governments have regulated the sale of spirits, wine, and beer. State regulatory frameworks fall into two types: control and open. In nearly all circumstances, suppliers may not legally sell directly to retailers. In the 18 control states, the state controls either the distribution or the retail sale, or both. In open states, including Indiana, Illinois, and Kentucky, the distributors and retailers are privately owned businesses. In the open-franchise states, there are laws and regulations that restrict the suppliers’ ability to change distributors.

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

        In June of 2000, Seagram announced its intention to merge with Vivendi and divest of their wine and spirits business. Subsequently, Diageo and Pernod Ricard jointly bid and agreed to purchase the brands with the intention of assigning them to their respective companies. The most notable Seagram brands that Diageo purchased were Crown Royal, Seagrams V.O., 7 Crown, Captain Morgan and Myers’s Rum. The notable brands Pernod purchased include Chivas Regal, The Glenlivet, Martell Cognacs and Seagrams Gin. The purchase agreement was approved by the Federal Trade Commission in December, 2001. Absolut Vodka, which had a marketing arrangement with Seagram, has assigned the U.S. marketing rights to Future Brands L.L.C., a joint venture with V & S (parent of Absolut) and Jim Beam Brands. Diageo is in the process of completing its nationwide efforts to consolidate the rights to distribute the brands it purchased from Seagram. Pernod has consolidated the Seagram brands it purchased into its existing distribution network. Other suppliers are developing strategies to deal with the brand sales to Diageo and Pernod Ricard. See “Business – Recent Developments” for a description of some of the consequences of these events for NWS.

Suppliers and Products

        NWS represents many of the largest suppliers of wine and spirits in the United States, and offers hundreds of brands and more than 12,000 individual products. The breakdown of sales among wine, spirits and other products distributed by NWS in 2003, 2002 and 2001 is as follows:

	Wine (in thousands)			Spirits (in thousands)			Other (in thousands)
	2003	2002	2001	2003	2002	2001	2003	2002	2001

Product sales	$165,388	$161,445	$160,840	$392,580	$408,199	$397,754	$131,891	$89,950	$78,285
Distribution fees	---	---	---	22,999	21,963	21,573	---	---	---
Percentage of total Company revenue	23.2%	23.7%	24.4%	58.3%	63.1%	63.7%	18.5%	13.2%	11.9%

        In each of the last three fiscal years, sales of wine and spirits accounted for more than eighty percent of consolidated revenue. USB was primarily the reason for the growth in the other category, which includes revenues derived from beer, non-alcoholic and tobacco products. The financial statements contained in Item 8 of this Form 10-K set forth the Company revenues from external customers, profit and total assets for each of the last three fiscal years.

        In Michigan, spirits distributors have exclusive relationships with suppliers by law, and receive distribution fees from suppliers as set by the state, rather than purchasing from the suppliers for resale to customers. This arrangement has the effect of understating the importance of spirits in NWS’ overall product mix. For purposes of illustrating the scale of NWS’ operations in Michigan, the total wholesale prices of products delivered by NWS for Michigan in 2003, 2002 and 2001 was $334.0 million, $360.0 million and $355.0 million, respectively, based on the fixed wholesale prices of the spirits delivered by NWS.

        NWS’ products include the following brands, among many others:

Product Type	Brand Names
Vodka:	Absolut	Popov
	VOX	Smirnoff
	Grey Goose	Stolichnaya
	Gordons	Belvedere

Bourbon and Blended Whiskey:	Crown Royal	Seven Crown
	Jim Beam	Wild Turkey
	Seagram's V.O.	Windsor Canadian
	Old Grand Dad	Knob Creek

Scotch and Single Malt Whiskey:	Chivas Regal	Glenlivet
	Grant's	Isle of Jura
	Balvenie	J&B Rare
	Bowmore	Dalmore
	Glenfiddich	Macallan
Johnny Walker

Gin:	Boodles	Gilbey's
	Seagram's	Gordons
Tanqueray

Rum:	Captain Morgan	Myers
	Malibu	Ronrico

Tequila:	Herradura	Patron
Jose Cuervo

Cognacs/Brandy:	Courvoisier	Martell
	Hine	Paul Masson
Remy Martin
Hennessey

Specialty Spirits:	Chambord	DeKuyper Cordials
	Bailey's Irish Cream	Jagermeister
	Campari	TGI Friday's
	Hiram Walker Cordials	Kahlua
Grand Marnier

Wine:	Kendall Jackson	Inglenook
	Almaden	Perrier Jouet
	Banfi	Sebastiani
	Beringer	Stags Leap
	Caymus	Sterling
	Chateau Lafite	Veuve Clicquot
	Rothschild	Rosemount
	Gundlach Bundschu	Ravenswood
	Penfolds	Columbia Crest
	Hess Collection	Chateau St. Michelle
	Moet & Chandon	Niebaum-Coppola
Dom Perignon

Specialty Beer and Other:	Goose Island	Sierra Nevada
	Grolsch	Hooper's Hooch
	K Cider	Seagram's Coolers
Seagram's Smooth

Non-Alcohol:	Perrier	Stewart's
	Daily's	Nantucket Nectars
San Pellegrino

         NWS has entered into written distribution agreements with several of its principal suppliers that generally may be extended on an annual basis but are terminable upon 30 days or 60 days written notice to NWS. NWS has entered into various long-term agreements with certain suppliers that are disclosed in the financial statements. In addition, NWS has informal arrangements with many of its suppliers whereby NWS distributes the suppliers’ products pursuant to purchase orders without written distribution agreements. Although the written agreements provide NWS with the non-exclusive right to distribute the suppliers’ products in a particular state, in practice the suppliers have generally selected a distributor to be the exclusive distributor of specified products in each state. In each of Indiana and Michigan, NWS is presently acting as the exclusive distributor with respect to virtually all of the products it distributes.

        NWS has entered into binding agreements to purchase products with certain of its suppliers in Indiana and Michigan. The following figures represent approximate aggregate case sales and net sales from suppliers with which the Company entered into such agreements in fiscal 2003 and brands for which the Company owns the distribution rights in Illinois:

Case sales:	11,416,000
Net sales:	$284,000,000

Related Operations

        In addition to its core alcohol-based beverage distribution operations, NWS has conducted related beverage operations through a division, Cameron Springs Water Company, and through NWS’ U.S. Beverage operations. Cameron Springs, a bottled water supplier in Indiana, was sold to Perrier Group for approximately $10.4 million in cash, which was in excess of net book value as of June 2000. U.S. Beverage commenced operations as a division of NWS in March 1997 to market and sell imported, specialty and microbrewed beers and specialty malt products nationally. The brand distribution contracts related to the U.S. Beverage operations are held by an entity, in which NWS-Illinois has 100% voting control. In select markets, NWS sells and distributes premium cigars primarily as a complement to NWS’ distribution of fine wines and spirits.

        In April 2000, U.S. Beverage entered into an agreement with the Goose Island Brewing Company by which U.S. Beverage became the exclusive sales and marketing firm for the Goose Island brand throughout the United States. On January 2, 2002 U.S. Beverage entered into a distribution contract with Grolsch International, BV as the exclusive importer, seller and marketer of Grolsch products within the United States. Commencing April 1, 2002, U.S. Beverage became the exclusive marketer and distributor of Seagram’s Coolers.

Customers

        Most states, including Indiana, Illinois and Michigan, require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Suppliers in these states may not legally sell directly to retail customers. NWS’ customers fall into two broad categories depending on where the alcohol-based beverage ultimately will be consumed: on-premise and off-premise. Off-premise customers include package liquor stores, grocery stores, drug stores and mass merchandisers. On-premise customers include hotels, restaurants and bars, and similar establishments. NWS currently serves over 36,000 retail locations in Indiana, Illinois and Michigan. No single customer represented more than 5.4% of NWS’ 2003 total revenue. As is customary in the industry, NWS’ products are generally purchased under standard purchase orders and not under long-term supply contracts. As a result, backlog is not meaningful in the wholesale distribution industry.

        The following table summarizes NWS’ customer base for NWS-Illinois, NWS-Indiana, and NWS-Michigan:

Type of Customer	Percentage of Company 2003 Revenue	Representative Customers

Off-Premise
Package Stores Grocery stores, drug stores and mass merchandisers	38.2% 26.2	Gold Standard and Cap'n Cork Kroger, Dominicks, Marsh, American Stores (Osco), Walgreens, CVS, Sam's Club, Meijer 7-Eleven, White Hen, Village
Other Percent of total	8.6 73.0%

On-Premise
Restaurants and Bars	21.4	Charlie Trotter's, Hard RockCafe, House of Blues, Mortons, Lettuce Entertain U, Levy, Ruth's Chris,
Hotels, Entertainment	2.5	Four Seasons, Hyatt, Hilton, the United Center
Other	3.1	Crooked Stick Golf Course, American Legion
Percent of total	27.0%

        Management believes that the number and diversity of NWS’ customers and the nature of NWS’ business strengthens NWS’ liquidity. Indiana has a 15-day credit law beyond which retail customers are restricted from buying alcohol-based beverages from any distributor in the market. Illinois has a similar 30-day credit law. Typically, NWS’ bad debt expenses are incurred less than 30 days after shipment since the credit laws prohibit extension of terms. Average bad debt expense for the past five years has been less than 0.10% of revenue.

Marketing and Sales

        Brand Management.     NWS was one of the first distributors to recognize the benefits of a dedicated approach to brand management and separating it from sales execution. Our approach has contributed to our success. Suppliers appreciate and depend upon the local expertise and understanding of the intricacies of the market. Our brand managers, through interaction with our sales teams and analysis of the competitive landscape, adjust suppliers’ national brand strategies to plans that work in our respective states.

        Sales Teams.    NWS sales organizational design is predicated upon category knowledge and expertise, trade channel knowledge and effectiveness, and geographic coverage. Through its marketing and sales force, NWS acts as the field marketing and merchandising arm of its suppliers by maintaining regular contact with NWS’ off-premise and on-premise customers. NWS provides its customers with a wide variety of services in addition to order taking, merchandising, and delivery. These services include item selection and SKU optimization using space and financial tools, fact-based business presentations to capitalize on fair share, consumer pull-through marketing programs and communicating business-building solutions.

        Sales, Marketing and Information Systems.    Our investment in technology in the areas of sales and marketing is a critical factor in our success and customer satisfaction. NWS is generally recognized as an industry innovator and leader in MIS in the wine and spirits distribution tier. Our proprietary sales system manages sales data to the SKU level in all retail accounts we service (approximately 36,000) and is refreshed nightly based on deliveries. This system provides our brand teams the necessary information to develop targeted, effective brand plans. Moreover, our sales managers depend on the information to monitor and control retail execution within their sales teams. Most recently we have moved this information to the Internet to allow for greater speed and accessibility to management, retail, and supplier partners. We have also invested resources to significantly improve our category management expertise, and this has improved our service and effectiveness particularly in the off-premise national and regional chain accounts.

        NWS’ sales force and management is equipped with laptop computers, which expedites order entry and provides instant feedback to customers regarding order activity. NWS provides its customers and suppliers with the ability to directly enter and track orders via electronic data interchange. In addition, NWS’ proprietary information systems provide its sales and marketing personnel, customers and suppliers with access to a database of information regarding the purchase and sale of alcohol-based beverages in specific geographic markets. NWS’ suppliers have immediate access to information regarding product and demographic trends within specific geographic markets and NWS’ customers have access to information regarding popular products or other trends from similarly situated retail locations. Management believes that its management information systems enhance its operating performance and improve its relationships with customers and suppliers.

Warehousing and Distribution

        NWS utilizes a series of three master warehouses, two hyper-terminals and seven cross-docking facilities strategically located throughout Indiana, Illinois and Michigan to store and ship its products pending sale to customers. NWS uses common carriers to transport products from suppliers to its master warehouses. Master warehouses located in Chicago, Indianapolis and Detroit serve as the primary storage facilities for NWS’ inventory. Upon receipt of the product at one of the master warehouses, the products are inspected and stored on pallets or in racks. Temperature-sensitive products, such as fine wines, are stored in temperature-controlled areas of the warehouses. Hyper-terminals located in South Bend, Indiana and Grand Rapids, Michigan stock only high volume products and provide an extension of the master warehouses. NWS strives to optimize inventory levels, taking into account minimum out-of-stock percentages, projected sales, including seasonal demands, periodic supplier shipments to meet supplier sales requirements and working capital requirements.

        NWS’ customers ordinarily receive either next day or second-day delivery. In general, orders are collected during the day for batch routing and order “picking” at night. The Chicago and Detroit master warehouses each use an automated material handling system, including scanners, automated conveyors, dispensers and sorters. Products from the master warehouses are then shuttled nightly to either a hyper-terminal or a cross-docking facility where the orders are consolidated and loaded onto delivery trucks. Cross-docking facilities located in Collinsville, Illinois, Champaign, Illinois, Peoria, Illinois, Evansville, Indiana, and Traverse City, Saginaw and Escanaba, Michigan further extend the service areas of the master warehouses. Orders for delivery out of the various cross-docking facilities are picked in the master warehouses, shipped in during the night, and then transferred onto local delivery trucks for final delivery. NWS owns or leases a total fleet of approximately 322 delivery trucks, consisting of 238 delivery trucks, 15 tractors, 21 trailers, 44 vans and 4 pick-up trucks. To maximize prompt and efficient product delivery, NWS’ fleet is allocated among NWS’ master warehouses, hyper-terminals and cross-docking facilities located throughout Indiana, Illinois and Michigan.

        As a result of a number of factors including state laws and regulations, NWS maintains independent distribution networks in Indiana, Illinois and Michigan. The Indiana distribution network operates with the Indianapolis master warehouse feeding the South Bend hyper-terminal and the Evansville cross-docking facility. The Michigan distribution network operates with the Detroit master warehouse feeding the Grand Rapids hyper-terminal and the cross-docking facilities located in Escanaba, Saginaw and Traverse City. The Illinois distribution network is separated into the metropolitan Chicago area, and all other service areas. The Chicago area is serviced out of the Chicago master warehouse, while the downstate areas are serviced by the smaller cross docking facilities in Champaign, Peoria and Collinsville.

Competition

        There are significant barriers to entry into the wholesale wine and spirits distribution business. These barriers include established supplier-distributor relationships, specialized distribution equipment such as material handling systems and delivery vehicles, important industry knowledge regarding pricing, inventory management, and distribution logistics. Historically, it is extremely rare for organizations not already engaged as wine and spirits distributors to enter the business. New distributors typically enter existing markets through acquisition.

        The wine and spirits wholesale distribution business is highly competitive. NWS’ primary competition in Illinois includes Judge & Dolph and Southern Wine & Spirits. In Indiana, the only significant competitor is Olinger (a partnership of Glazer and Romano). None of the ten largest United States distributors competes with NWS in Michigan. Distributors compete for new suppliers or brands based on reputation, market share, access to customers and ability to satisfy supplier demands. Competition from larger distributors will likely increase in the future as consolidation among suppliers and distributors continues.

Environmental Matters

        NWS currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, NWS may be responsible for remediation of environmental conditions relating to the presence of hazardous substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the property owner’s ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although NWS is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to NWS have not occurred. Except for blending and bottling of a few of its own brands, NWS does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations. Compliance with environmental laws has not had a material effect upon NWS’ capital expenditures, earnings or competitive position.

Employees

        As of March 31, 2003, NWS had approximately 1,430 employees. As indicated in “Business — Recent Developments,” NWS has recently lost business in Illinois but added business in Indiana and Michigan. These developments will likely continue to effect the Company’s workforce in the future. Approximately 148 employees in Michigan and 302 employees in Illinois are represented by labor unions. In Illinois, NWS has relationships with three unions:

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

(2) Teamsters Union Local 406, expiring March 1, 2005;

(3) Teamsters Union Local 299, expiring March 2, 2004; and

(4) Teamsters Union Local 486, expiring March 5, 2004.

        Employees of NWS in Indiana are not represented by any labor unions.

        NWS has not experienced any work stoppages in more than 20 years as a result of labor disputes and considers its employee relations to be good.

Regulatory Considerations

        The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms (BATF), as well as by state and local regulatory agencies. Suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages.

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

Under this system, suppliers sell to distributors, distributors sell to retailers, and retailers sell to consumers. For the most part, suppliers may not sell to retailers or consumers and distributors may not sell directly to consumers. All states prohibit suppliers or distributors from having an interest in retail licensees. NWS directly and through its affiliates holds federal basic permits and state permits/licenses as a distributor and importer. Also, NWS-Illinois holds out-of-state shipper permits that allow it to ship products from one state to a licensed distributor in any one of the other states.

        NWS is required to have each of its officers, directors and principal stockholders who owns 5% or more of the issued and outstanding stock qualified by federal and state governmental agencies to have an interest in a licensed company. NWS’ officers, directors and principal stockholders have been qualified by BATF and state regulatory agencies to hold licenses/permits as a wholesaler/importer.

        Distributors like NWS face scrutiny in a number of important areas, including initial licensing or permitting and sales and marketing activities with or on behalf of retail customers. The distributors may not give or transfer anything of value to their customers in exchange for business or other consideration. The definition of “value” differs from state to state. NWS participates in significant promotional activities for suppliers and customers. Suppliers also are increasingly asking distributors to be responsible for activities and related costs formerly undertaken by suppliers as suppliers pursue ways to reduce their operating costs. These increased demands will likely challenge distributors, including NWS, which desire to meet the wishes of their suppliers and customers. As a result, NWS regularly provides training and education programming for its sales and marketing personnel.

        NWS believes that it is in compliance with applicable regulations in all material respects. Consistent with industry practice, the sales and marketing activities permitted by distributors for the benefit of tier one suppliers are generally regulated by state licensing authorities, which authorize various trade practice activities by statute, regulation or administrative bulletin. NWS relies on such enforcement guidance, which is subject to change at the discretion of the regulatory authorities, in determining the scope of its permitted sales and marketing activities.

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

Item 2.    Properties

        NWS’ distribution facilities consist of three warehouses, two hyper-terminals and seven cross-docking facilities. NWS’ corporate headquarters are located in Indianapolis, Indiana.

        The master warehouses, located in Indianapolis, Chicago, and Detroit, serve as the primary storage facilities and regional offices for NWS. The Chicago warehouse contains approximately 650,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Indianapolis warehouse contains approximately 351,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Detroit warehouse consists of approximately 238,000 square feet of warehousing space, including a material handling system and eight shipping docks.

         The following chart lists NWS’ warehouses and delivery, production and office facilities:

	Location	Owned/ Leased	Total Square Feet	Principal Function
Indiana	Indianapolis	Owned	351,000	Master Warehouse/Office
	South Bend	Owned	76,900	Hyper-Terminal/Office
	Evansville	Owned	5,800	Cross-Docking Facility
	Evansville	Owned	2,400	Office
	Ft. Wayne	Leased	5,500	Office
	Crown Point	Leased	7,900	Office
	Indianapolis	Owned	3,500	Office - Leased to Perrier
	Indianapolis	Owned	15,000	Warehouse - Leased to Perrier
	Indianapolis	Owned	19,500	Partially leased Office Property

Connecticut	Stamford	Leased	5,700	Office

Illinois	Chicago	Owned	650,000	Master Warehouse/Office
	Chicago	Leased	1,840	Leased Office Property
	Champaign	Leased	50,000	Cross-Docking Facility/Office
	Peoria	Leased	56,000	Cross-Docking Facility/Office
	Collinsville	Leased	14,200	Cross-Docking Facility/Office
	Rockford	Leased	5,000	Office
	Springfield	Leased	1,000	Office

Michigan	Detroit (Brownstown)	Leased	238,000	Master Warehouse/Office
	Grand Rapids	Leased	100,000	Hyper-Terminal/Office
	Escanaba	Leased	7,500	Cross-Docking Facility/Office
	Saginaw	Leased	1,000	Cross-Docking Facility
	Traverse City	Leased	5,000	Cross-Docking Facility

        NWS’ lease agreements for the Detroit master warehouse and the Grand Rapids hyper-terminal each have a ten-year term, expiring April 20, 2007 and January 31, 2007, respectively, and provide NWS with an option to purchase the properties.

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

Item 4.    Submission of Matters to a Vote of Security Holders

      None.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

         Market Information.     There is no established trading market for the common stock of NWS.

        Holders.     As of June 20, 2003, the number of record holders of each of the classes of the Company’s common stock were as follows:

Voting common stock	2
Non-voting common stock	3

        Dividends.         The ability of the Company to pay dividends to its shareholders is restricted by certain covenants contained in the new credit facility as well as certain restrictions contained in the Company’s indentures relating to its senior notes. Subject to these limitations, the Company has historically paid dividends to its shareholders for tax liabilities and for limited other purposes.

         Equity Compensation Plans.    The Company does not have any equity compensation plans.

Item 6.    Selected Consolidated Financial Data

        You should read the following summary historical financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 and the schedules accompanying this report.

        Distribution fees include the per case distribution fee for cases of spirits delivered in and on behalf of the State of Michigan, and as such, NWS does not take title to or finance inventory as part of its distribution fee business. Please also note that NWS has elected “S” corporation status under the Internal Revenue Code and consequently, it does not incur liability for federal and state income taxes.

        For purposes of calculating earnings to fixed charges, earnings consist of net income plus fixed charges. Fixed charges consist of interest expense, amortization of debt expense and discount or premium relating to indebtedness and the portion (30%) of rental expense on operating leases which we estimate to be representative of the interest factor attributable to rental expense.

Years Ended March 31, (Dollars and cases in thousands, except per case amount)
2003	2002	2001	2000	1999
Statement of Income Data:
Net product sales	$689,859	$659,594	$636,879	$603,625	$535,355
Distribution fees	22,999	21,963	21,573	20,770	17,832

Total revenue	712,858	681,557	658,452	624,395	553,187
Cost of products sold	552,833	530,910	513,928	488,444	436,734

Gross profit	160,025	150,647	144,524	135,951	116,453
Selling, general and
administrative expenses	144,550	131,025	125,034	119,396	104,770

Income from operations	15,475	19,622	19,490	16,555	11,683
Interest expense	(9,308)	(11,934)	(13,214)	(13,274)	(11,355)
Other income (expense) (1)	9,622	(228)	7,849	1,139	341

Net income	$15,789	$7,460	$14,125	$4,420	$669

Other Financial Data:
EBITDA (2)	$34,704	$27,669	$36,229	$26,599	$20,398
EBITDA margin	4.9%	4.1%	5.5%	4.3%	3.7%
Net income margin	2.2%	1.1%	2.1%	0.7%	0.1%
Cash provided by
operating activities	14,656	22,030	7,357	16,648	6,013
Cash provided (used)
by investing activities	(2,489)	(5,307)	2,717	(7,715)	(20,846)
Cash provided (used)
by financing activities	(18,082)	(9,082)	(9,539)	(7,282)	15,371
Depreciation and amortization	9,607	8,275	8,890	8,905	8,374
Capital expenditures (3)	2,337	4,332	6,083	6,672	7,858
Ratio of earnings to
fixed charges	2.2	x	1.5	x	1.9	x	1.3	x	1.1	x
Operating Statistics:
Product Sales Operations
Cases shipped (spirits
and wine)	6,295	6,351	6,425	6,394	6,182
Gross profit margin	19.9%	19.5%	19.3%	19.1%	18.4%
Fee Operations
Cases shipped (spirits)	2,549	2,721	2,684	2,786	2,731
Distribution fee per case	$7.60	$7.48	$7.32	$6.50	$6.50

	As of March 31, (in thousands)
	2003	2002	2001	2000	1999
Balance Sheet Data
Cash	$5,820	$11,735	$4,094	$3,559	$1,908
Total assets	203,708	201,405	192,290	188,197	178,868
Total debt	98,303	109,805	110,571	112,471	117,222
Total long-term
liabilities	110,677	111,678	110,487	111,571	116,559
Stockholders' equity	27,854	23,095	24,669	18,183	16,266

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1)	The increase in Other income (expense) in 2003 and 2001 resulted from Vendor settlement income and Gain on sale of bottled water division, respectively.

(2)	EBITDA is defined as net income plus interest expense, depreciation and amortization.

EBITDA is a non-GAAP financial measure within the meaning of Regulation G. EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. Management uses EBITDA to set targets and monitor and assess financial performance. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles.

The most comparable GAAP measure for EBITDA is net income. Following is a reconciliation between net income and EBITDA for the fiscal years 1999 through 2003:

	Years Ended March 31 (in thousands)
	2003	2002	2001	2000	1999
Net Income	$15,789	$7,460	$14,125	$4,420	$669
Interest expense	9,308	11,934	13,214	13,274	11,355
Depreciation	7,188	6,561	7,046	7,270	6,967
Amortization	2,419	1,714	1,844	1,635	1,407

EBITDA	$34,704	$27,669	$36,229	$26,599	$20,398

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

(3) The breakdown of our capital expenditures by significant project is set forth below.

	Years Ended March 31 (in thousands)
	2003	2002	2001	2000	1999
Business expansion	$140	$1,144	$2,374	$3,112	$4,856
Information systems	1,121	1,418	1,750	970	1,281
Equipment	1,076	1,770	1,959	2,590	1,721

	$2,337	$4,332	$6,083	$6,672	$7,858

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         You should read the following discussion in conjunction with “Selected Consolidated Financial Data” and NWS’ historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Unless otherwise indicated, all references to years are to NWS’ fiscal year ended March 31.

Disclosure Regarding Forward-Looking Statements

        This Form 10-K, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “intend,” “will,” “expect,” “anticipate,” “should,” “plans to,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company’s debt are forward-looking statements. Although the Company believes that the expectations will prove to have been correct. All forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

Overview

        National Wine & Sprits, Inc. (the “Company”) is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company’s current operations are in Illinois, Indiana, Michigan, Kentucky, and from U.S. Beverage, L.L.C. (USB), the Company’s national import, craft and specialty beer marketing and distribution business. The Company’s reported revenues include net product sales in Illinois, Indiana, Michigan, and from USB, with distribution fees from the Michigan distribution operation.

        EBITDA is used throughout this Item as a financial indicator. Each reference to EBITDA herein is qualified by reference to, and should be read in conjunction with this paragraph and the following two paragraphs and the reconciliation below. EBITDA, as used herein, is defined as net income plus interest expense, depreciation and amortization. EBITDA should not be construed as an alternative to income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

        EBITDA is a non-GAAP financial measure within the meaning of Regulation G. EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. Management uses EBITDA to set targets and monitor and assess financial performance. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles.

        The most comparable GAAP measure for EBITDA is net income. Following is a reconciliation between net income and EBITDA for the fiscal years 1999 through 2003:

	Years Ended March 31 (in thousands)
	2003	2002	2001	2000	1999
Net Income	$15,789	$7,460	$14,125	$4,420	$669
Interest expense	9,308	11,934	13,214	13,274	11,355
Depreciation	7,188	6,561	7,046	7,270	6,967
Amortization	2,419	1,714	1,844	1,635	1,407

EBITDA	$34,704	$27,669	$36,229	$26,599	$20,398

        The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

        For the year ended March 31, 2003, net income was $15.8 million versus $7.5 million for the prior year period, while EBITDA was $34.7 million, versus $27.7 million for the prior year period. The increase in net income was primarily attributable to a vendor settlement payment of $9.2 million and net gains of $2.0 million from discounted repurchases of the Company’s senior notes. Although the increased volume from the Company’s United States Beverage division contributed to the increased sales for the annual period ended March 31, 2003, net income and EBITDA were offset by decreased sales volume and lower profitability due to the loss of the Pernod and Diageo brands in certain markets.

        The Company received a decision from Diageo during the quarter ended March 31, 2003 concerning distribution rights for Illinois. Diageo and Schieffelin & Somerset (S&S) had been evaluating distributor proposals since March 2002 as a part of their ongoing state-by-state effort to consolidate distribution rights of existing brands and brands they acquired from Seagram in 2001. The Company was informed by Diageo that it was not chosen as the exclusive Diageo distributor for the State of Illinois and that the Company’s Illinois distribution rights would terminate on February 24, 2003. Revenue for the affected Diageo brands in Illinois for the year ended March 31, 2003 was approximately $75 million, and total Diageo cases shipped were approximately 0.5 million.  For the same annual period, distribution of these Diageo brands in Illinois contributed approximately $14 million to the gross profit of the Company. As part of the settlement of all claims arising out of the Diageo settlement in Illinois, Diageo paid $9.2 million to the Company.

        The Company also was notified by two other major suppliers, Future Brands and Canandaigua Wine Company, that brand distribution rights for the State of Illinois were being terminated. These decisions represented a continuation of a state-by-state consolidation and realignment of brands by suppliers following decisions by Diageo. The terminations by Future Brands and Canandaigua Wine Company were effective April 30, 2003 and March 31, 2003, respectively. Revenue for the affected brands in Illinois for the year ended March 31, 2003 was approximately $113 million, and total cases shipped were approximately 1.6 million. For the same annual period, these two suppliers contributed approximately $22 million to the gross profit of the Company.

        On January 30, 2003, the Company entered into an agreement in principle to form a strategic alliance with Glazer’s Wholesale Drug Company (“Glazer”) for the purpose of distributing alcohol-based beverages in the State of Illinois. On February 27, 2003, the Company and Glazer entered into a management services agreement under which Glazer would provide management assistance and consulting services in Illinois. A separate contribution agreement was signed on March 25, 2003, which provided that the parties may agree in the future to conduct operations in Illinois through a new entity to be equally owned by NWS-Illinois and Glazer.

        The Company was notified on February 18, 2003 that it had been selected as the exclusive distributor of Diageo spirits and wine brands in Indiana. NWS Indiana currently distributes Diageo products on an exclusive basis, and this decision extends the arrangement for seven years. The Company does not currently represent the majority of S&S products in Indiana. Decisions by S&S concerning distribution rights for Indiana have not been announced.

        The Company also was chosen as the exclusive broker and distribution agent of Diageo and S&S spirits brands and as the exclusive distributor of Diageo’s low proof mixed spirits drinks in Michigan. This decision provides additional volume for the Company’s Michigan operation since S&S products were not previously distributed by the Company in Michigan.

Outlook

        The Company’s outlook for fiscal 2004 is for lower profit and EBITDA levels due to the loss of the brands in the Illinois market, as compared to the prior fiscal year. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

        As consolidations and supplier realignments continue within the Illinois market, the Company has analyzed its operations in Illinois and has taken steps to appropriately size its workforce in relation to its customers’ and suppliers’ needs. As it adjusts the size and scope of its Illinois operations, the Company will continue to concentrate on building customer and supplier relationships and maintaining the infrastructure necessary to operate its Illinois statewide business with lower costs and increased efficiencies. The Company has also discontinued warehousing operations in its Champaign, Illinois and Peoria, Illinois facilities in order to reduce costs, but it continues to use those locations as cross-docking and office facilities. Continuing efforts are also being made to replace lost revenue in Illinois.

        Stable to increasing revenue and EBITDA in the Indiana, Michigan, and USB operations are currently expected to mitigate the loss of revenue in the Illinois market for fiscal 2004. Additionally, the Company will continue to benefit in the near term from the collection of accounts receivable and inventory liquidation related to lost distribution rights in Illinois. Representatives of Glazer and the Company also continue to pursue new business opportunities in Illinois. At the same time, the size and scope of the Illinois business will be the subject of on-going analysis. The Company and Glazer are both committed to the profitability of the Illinois operation given Glazer’s agreement to fund one-half of operating losses as defined in the management services agreement between Glazer and the Company. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

        The Company will utilize the positive cash flow from the downsizing of the Company’s Illinois operations, proceeds from the vendor settlement payment, borrowings under its line of credit and existing cash to fund operating costs, interest expense, and possibly further senior note repurchases. By reducing the Company’s interest expense through open market repurchases of senior notes, aggressive cost reduction initiatives in its Illinois business, and stable to increasing earnings and cash flow from Indiana, Michigan, and USB businesses, the Company expects to maintain adequate earnings and cash flow to fund working capital and debt service needs for the year ending March 31, 2004.

Results of Operations

        The following table includes information regarding total cases shipped by NWS in 2003, 2002 and 2001:

	Years ended March 31, (Cases in Thousands)
	2003			2002			2001
	Cases	Percent Change		Cases	Percent Change		Cases
Wine (product sales operations)	2,934	5.6%		2,778	(8	.4)%	3,032
Spirits (product sales operations)	3,361	(1	.1)%	3,399	0.2%		3,393
Spirits (distribution fee operations)	2,549	(6	.3)%	2,721	1.4%		2,684

Total wine and spirits	8,844	(0	.6)%	8,898	(2	.3)%	9,109
Other	8,933	73.6%		5,146	2.5%		5,021

Total	17,777	26.6%		14,044	(0	.6)%	14,130

Case sales of K Cider were reported as wine case sales through March 31, 2002. Case sales of K Cider subsequent to that date have been recorded as other case sales. The reclassification of case sales of K Cider reduced wine case sales and increased other case sales by 174,000 for the 12 months ended March 31, 2002.

         U.S. Beverage’s results are included in the other category for the current year and prior years.

Fiscal 2003 Compared with Fiscal 2002

Revenue

        Total product revenue increased $30.3 million, or 4.6%, to $689.9 million for the year ended March 31, 2003 versus $659.6 million for the prior year period. The revenue increase for the year ended March 31, 2003 as compared to the prior year was primarily due to increased sales by the Company’s USB division. USB commenced nationwide distribution of Grolsch beers and Seagram’s Coolers in January 2002 and April 2002 respectively. Case and dollar volume of wine in the product sales divisions remained stable; increasing 5.6% and 2.4%, respectively, during the current annual period ended March 31, 2003 over the prior year period. Spirits case and dollar volume in the product sales divisions declined 1.1% and 3.8%, respectively, primarily due to the loss of certain distribution rights in the Illinois market. Fee revenue for the year ended March 31, 2003 increased 4.7% on lower case sales from the comparable prior annual period. The Company was able to increase fee revenue due to a $0.16 per case fee increase approved by the State of Michigan for 2002 and greater brokerage fee revenue for the year ended March 31, 2003 as compared to the prior year period.

Gross Profit

        Gross margin on product sales increased $8.3 million, or 6.5% for the year ended March 31, 2003 over the prior year period. Gross profit percentage on product sales increased to 19.9% for the year ended March 31, 2003 versus 19.5% for the comparable prior year period. Both the increase in gross margin dollars and percentage were primarily the result of the USB operations during the year ended March 31, 2003, which was offset somewhat by declines in the gross margin dollars and percentage in other product sales markets. The Company’s Illinois and Indiana gross profit margins were under pressure during fiscal 2003 due to the intensified marketing efforts from competing distributors during the period of uncertainty concerning product line representation.

Operating Expenses

        Total operating expenses increased 10.3% to $144.6 million for the year ended March 31, 2003 from $131.0 million for the prior year period. Increased selling expenses and administrative support of the USB division were primarily responsible for the total operating expense increase from the prior year period.

        Warehouse and delivery expenses remained very stable, increasing by $0.2 million during the current year period over the prior year period. Reduced case volumes in the Illinois and Michigan markets resulted in stable operational costs. The reduced volume has allowed for savings in personnel, offset by increases in wage rates and other operational costs.

        Selling expenses increased primarily due to additional advertising, wages, and related travel expenses incurred by the Company’s USB division during the year ended March 31, 2003 from the prior year period. These additional expenditures are directly related to the additional volume created by the nationwide sales of Grolsch, Seagram’s Coolers and a product launch in the spring of 2003. Wage increases and additional promotional costs in the Indiana and Illinois markets also contributed to the increased selling expense.

        Administrative expense increased $2.7 million for year ended March 31, 2003 from the prior year period. Increased administrative costs related to the USB division for wages, benefits, and amortization of distributor rights were primarily responsible for the increase from the prior year’s comparable period. Increased costs for casualty insurance, professional fees, and health care, across all divisions were responsible for the remaining administrative expense increase.

Income From Operations

        Operating income was $15.5 million for the year ended March 31, 2003, compared to $19.6 million for the prior year period. The decline in revenue and resulting decrease in operating income from the Company’s Illinois business was primarily responsible for the decrease in operating income, which more than offset the increased operating income from the USB operations.

Interest Expense

        Interest expense declined $2.6 million, or 22.0% to $9.3 million for the year ended March 31, 2003 from the prior year period. Reduced revolving credit balances during the year ended March, 31, 2003, the decline in the prime rate upon which the Company’s revolving line of credit is based and gains from the discounted repurchases of the Company's senior notes were primarily responsible for the decreased expense. As of March 31, 2003 the appicable interest rate on the revolving line of credit was 4.5%. The Company repurchased $17.9 million of its senior notes on the open market during the quarter ended March 31, 2003 at 86% of face value and expensed associated unamortized debt issuance costs resulting in the $2.0 million gain. The open market repurchases of $17.9 million of senior notes had a minimal effect on cash interest expense for the year ended March 31, 2003, as the purchases were completed during March, 2003.

Other Income

        Other income increased $9.9 million, primarily from a vendor settlement payment of $9.2 million. The Company received $6.0 million of the vendor settlement payment as of March 31, 2003, and received $3.2 million on April 15, 2003. The Company’s share of losses from eSkye Solutions, Inc. was $1.2 million less during the year ended March 31, 2003 than the prior year period.

Net Income

        Net income of $15.8 million for the year ended March 31, 2003 was $8.3 million greater than the prior year period. The increase in income from the Company’s vendor settlement payment, gain from repurchasing its senior notes, and increased USB profitability, was partially offset by the decline in income from the Illinois business.

EBITDA

        For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the year ended March 31, 2003 was $34.7 million as compared to $27.7 million for the prior year’s comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Fiscal 2002 Compared with Fiscal 2001

        Revenue.     The Company reported product sales for the year ended March 31, 2002 of $659.6 million, an increase of $22.7 million, or 3.6% over the prior year period. The increase was primarily the result of continued consumer preference for premium-priced goods in both the spirits and wine categories. The revenue growth was primarily from the spirits category, which experienced a 2.6% increase in revenue on flat case sales for the current fiscal year as compared to the prior annual period. Revenue from wine sales remained stable, increasing 0.4% for the current fiscal year on slightly lower case sales as compared to the prior annual period. The case sales decline was primarily the result of the Indiana market, which did not represent the Sutter Home line during the most recent fiscal year, which adversely affected case sales by 115,000 as compared to the prior annual period. Distribution fee revenue remained stable at $22.0 million for the year ended March 31, 2002, compared to $21.6 million for the prior annual period. A rate increase authorized by the State of Michigan of $0.16 per case was effective February 1, 2002.

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

        Operating Expenses.    Total operating expenses for the year ended March 31, 2002 increased $6.0 million, or 4.8% over the operating expenses for the year ended March 31, 2001. The Company had stable warehouse and delivery costs, while experiencing higher costs for professional fees, sales and marketing wages, and casualty and health insurance.

         Warehouse and delivery expenses were essentially even with the prior year’s amounts, decreasing 0.1% or $0.1 million for the year ended March 31, 2002. Total warehouse and delivery expenses, as a percentage of total revenue, declined slightly to 5.8% during the current year period as compared to 6.0% for the prior annual period. The decrease was primarily due to the savings experienced in the Indiana market from lower case sales of water and non-alcoholic products, along with construction of more efficient warehousing facilities.

        Selling expenses increased $1.1 million to $46.8 million for the year ended March 31, 2002 as compared to the prior year period. Additional sales and marketing costs, including staff and wage increases were primarily responsible for the greater selling expenses.

        Total administrative expense increased $4.9 million or 12.3% for the year ended March 31, 2002 versus the prior annual period. Increases in health & welfare benefits, casualty and workman’s compensation insurance, and professional fees were primarily responsible for the increase from the prior annual period. The Company has experienced higher costs for employee’s health care throughout the current fiscal year, both in the partially self funded plan, and by increases in multi-employer fully insured plans that cover bargaining unit employees. The Company renewed its property and casualty insurance in December, 2001 and expects to report increased costs for the current policy period due to increased rates on facilities, and excess liability coverage. Professional fees have increased from the comparable prior annual period due to costs related to the implementation of enhanced internal control procedures and the change of auditors from the prior year.

        Income from Operations.    Total operating income increased $0.1 million, or 0.1% for the year ended March 31, 2002, over the prior annual period. The slight increase in operating income was primarily due to the increased gross profit dollars and reduced operating expenses by the Indiana market for the year ended March 31, 2002 as compared to the prior annual period.

        Interest Expense.     Interest expense decreased $1.3 million or 9.7% for the year ended March 31, 2002 compared to the prior year. The Company was able to take advantage of LIBOR pricing, which reduced the Company’s rate relative to prime based pricing on its revolving line of credit. The Company’s reduction in its average borrowings on the revolving line of credit and the reductions in the prime rate were primarily responsible for the reduced expense for the year ended March 31, 2002, compared to the prior annual period. The Company’s revolver rate was 4.75% at March 31, 2002 and was 8.5% at March 2001.

        Other Income.    Other income decreased $8.1 million from the comparable annual period, primarily due to the $7.5 million gain from the sale of the bottled water division in June 2000, increased equity losses and impairment in value from the investment in eSkye, and reduced interest income due to reductions in balances of the shareholder notes in NWSC.

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

        For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2002 was $27.7 million, a decrease of $8.6 million, or 23.6% as compared to the prior annual period. The decrease was primarily due to the gain from the sale of the bottled water division of $7.5 million during the previous annual period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Liquidity and Capital Resources

        The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its U.S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

        On March 31, 2003 the Company entered into a new credit agreement with LaSalle Bank N.A., as lender and agent, and National City Bank of Indiana, that provides a revolving line of credit for borrowings of up to $40.0 million, including standby or commercial letters of credit of up to $5.0 million, through April 1, 2008. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s revolver rate of interest was 4.5% at March 31, 2003.

        At March 31, 2003, the Company had $4.0 million of outstanding advances on its $40.0 million revolving credit facility and $4.5 million of letters of credit outstanding, resulting in availability of $30.5 million. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2004.

        The Company generated $14.7 million in net cash from operating activities for the year ended March 31, 2003 as compared to proceeds of $22.0 million for the prior year period. This $7.4 million variance was primarily due to the Illinois business’ payment of current obligations that were not offset by reductions in inventories or receivables. The Company expects net proceeds from the reduction of these Illinois receivables and inventories of approximately $20 to $25 million during fiscal 2004, which will offset the temporary increase in working capital needs that Illinois required during fiscal 2003. Cash provided by net income and adjustments for depreciation and amortization were $22.9 million for the year ended March 31, 2003, as compared to $16.6 million for the prior year period.

        Net cash used by investing activities was $2.5 million for the year ended March 31, 2003, a decrease of $2.8 million from the comparable prior year period. The decreased use of cash, as compared to the prior year’s comparable period, was primarily due to reduced capital expenditures of $2.0 million and increased distributions received from Commonwealth Wine & Spirits, LLC of $0.9 million. The Company reduced its capital expenditures during fiscal 2003 due to the uncertainty surrounding supplier consolidations. The Company intends to continue the reduced level of capital expenditures during fiscal 2004 at maintenance levels between $2 million and $2.5 million.

        Net cash used by financing activities increased by $9.0 million for the year ended March 31, 2003 as compared to the prior year period. Purchases of the Company’s senior notes in the open market were primarily responsible for the increased use of funds by financing activities. The Company purchased $17.9 million of its senior notes at approximately 86% of face during fiscal 2003. The Company may continue to selectively pursue repurchase opportunities in the open market during fiscal 2004. The revolving credit facility allows up to $20 million of debt repurchases subsequent to March 31, 2003, if after giving effect to the purchase, there is $15 million of availability under the $40 million revolving credit facility. Outstanding advances on the revolving credit facility were $4.0 million at March 31, 2004, which was used for working capital needs. The Company will utilize the positive cash flow from the downsizing of Illinois operations, proceeds from the vendor settlement payment, existing cash and its credit facility to fund operations and possible additional senior note repurchases during fiscal 2004. The Company’s distributions to stockholders increased by $0.9 million for the year ended March 31, 2003 as compared to the prior year period. Distributions for the year ended March 31, 2003 were used by the shareholders for income tax estimates of $5.8 million and to repay the Company’s shareholder receivable of $2.7 million. Other uses of shareholder distributions were to purchase the equity interests of a subsidiary’s minority shareholder for $0.3 million and provide funds to a minority shareholder of $0.6 million. The Company expects shareholder distributions to be reduced during fiscal 2004 due to reduced tax liabilities. Shareholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture.

        Total assets increased to $203.7 million at March 31, 2003, a $2.3 million increase from March 31, 2002. The increase in assets and other liabilities were primarily due to the acquisition of distribution rights for brands represented by NWS Indiana and USB. Distribution rights of $12.6 million were acquired that had deferred payment terms, of which $1.6 million was paid as of March 31, 2003. Cash balances decreased $5.9 million during the year ended March 31, 2003 due to funding of working capital and shareholder distributions. Accounts receivable balances at March 31, 2003 were $5.7 million lower than the March 31, 2002 balances, primarily from the reduced volume in the Illinois market. Total debt of $98.3 million at March 31, 2003 as compared to March 31, 2002 decreased due to the Company’s repurchase of $17.9 million of its senior notes on the open market. Notes payable to stockholders increased by $2.4 million due to the offset of the shareholder receivable against the shareholder payable at March 31, 2002. Equity increased to $27.9 million at March 31, 2003 as compared to March 31, 2002 due to net income of $15.8 million less shareholder distributions of $9.4 million and an increase in unrecognized net pension loss of $1.6 million.

        The Company expects to maintain adequate cash balances and revolving credit facility availability to satisfy the Company’s anticipated working capital and debt service requirements during fiscal 2004.

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

Environmental Matters

         The Company currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions relating to the presence of certain hazardous substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the property owner’s ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although the Company is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to the Company have not occurred. Except for blending and bottling of a few of the Company’s private label brands, the Company does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations. Compliance with environmental laws has not had a material effect upon NWS’ capital expenditures, earnings or competitive position.

Critical Accounting Policies

        The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting periods.

         The Company continually evaluates its accounting policies and estimates it uses to prepare the consolidated financial statements.  In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

        The Company believes its critical accounting policies and estimates, as reviewed and discussed with the Audit Committee of the Board of Directors, include accounting for impairment of long-lived assets, accounts receivable valuation, inventory valuation, vendor allowances, and pensions.

        Impairment of Long-lived Assets.    The Company evaluates long-lived assets and intangibles subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition.  The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments.  The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes.  The Company considers the probability of possible outcomes in determining the best estimate of future cash flows.

        Receivables and Credit Policies.    The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances and creates an allowance for doubtful accounts based on the credit worthiness of  specific accounts and an estimate of other uncollectible accounts based on historical performance.

        Vendor Allowances Received.    The Company records vendor allowances and discounts in accordance with EITF 02-16: Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The Company receives allowances from vendors as a result of purchasing and promoting their products. Vendor allowances provided as a reimbursement of specific, incremental, and identifiable costs incurred to promote a vendor's products are recorded as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of the Company's cost to promote a vendor's product, or vendor allowances directly related to purchase of a vendor's product are initially deferred. The deferred amounts are then recorded as a reduction of cost of good sold when the related product is sold.

        Defined Benefit Pension Plan.    The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets.  In 2003, the Company assumed that the expected long-term rate of return on plan assets would be 8.5%.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years.  This produces the expected return on plan assets that is included in pension income (cost).  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost). Over the long term, the Company’s pension plan assets have earned in excess of 9.5%. However, the plan assets have lost an average of 14.9% per year during the last two years.  Should this trend continue, the Company would be required to reconsider its assumed expected rate of return on plan assets.  If the Company were to lower this rate, future pension cost would increase.

        At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities.  The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company uses the preceding November’s Moody’s AA Corporate Bond Index rounded down to the nearest ¼ of a percentage point.  At March 31, 2003, the Company determined this rate to be 6.5%, a decrease of 50 basis points from the rate used at March 31, 2002.  Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

        The significant declines in the financial markets over the past two years coupled with the decline in interest rates have caused the Company’s accumulated pension obligation to exceed the fair value of the related plan assets.  As a result, in 2003 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $1.1 million.  This charge may be reversed in future periods if market conditions improve or interest rates rise.

        For the year ended March 31, 2003, the Company recognized consolidated pretax pension cost of $0.5 million, up from $0.3 million in 2002.  The Company currently expects that the consolidated pension cost for 2004 will not be materially different from 2003.  The Company’s required minimum amount of 2004 contributions will not exceed actual contributions made in 2003.  However, the Company may elect to increase the level of contributions in 2004 over 2003 levels based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

Aggregate Contractual Commitments

        The following table sets forth NWS’ contractual obligations for the periods set forth as of March 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 98,303,000	---	---	---	$ 98,303,000
Operating lease obligations	13,059,000	3,635,000	5,883,000	2,857,000	684,000
Distribution rights
obligations	12,690,000	2,329,000	3,657,000	3,329,000	3,375,000
Guaranteed minimum	2,722,000	2,722,000	---	---	---
royalties
Deferred pension and other liabilities(1)	698,000	698,000	---	---	---
	$127,472,000	$9,384,000	$9,540,000	$6,186,000	$102,362,000

(1)	The amounts for deferred pension and other liabilities include only those amounts due within fiscal 2004, as future amounts are not estimable at this time.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology. The Company performed the required impairment tests of goodwill and indefinite lived intangibles as of April 1, 2002 and March 31, 2003 and found them not to be impaired.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Statement 144 also addresses the accounting for expected disposals of long-lived assets. The Company adopted Statement 144 during the first quarter of fiscal 2003 and, based on current circumstances, it has not had a material effect on the Company's results of operations or its financial position.

In April 2002 the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions as well as addresses the classifications of gains and losses on debt extinguishment. Accordingly, the Company classified its gains from repurchases of its long-term debt in interest expense on the Consolidated Statement of Income.

In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Although the Company was engaged in an employee reduction at March 31, 2003, the associated costs from the adoption of this standard did not have a material impact on its financial statements.

The Company adopted the Emerging Issues Task Force Issue 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor for arrangements either modified or created after December 31, 2002. This statement reached a consensus that cash consideration represents a reimbursement of costs incurred by the customer to sell the vendor’s products and should be characterized as a reduction of that cost when recognized in the customer’s income statement if the cash consideration represents a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products or services. If the amount of cash consideration paid by the vendor exceeds the cost being reimbursed, that excess amount should be characterized in the customer’s income statement as a reduction of cost of sales when recognized in the customer’s income statement. The Company has reviewed its accounting policies and methods and concluded that the recording of cash consideration received from vendors were recorded in accordance with the statement.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of National Wine & Spirits, Inc. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company implemented the recognition provisions of FIN 45 in January 2003 there has been no material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities. The term “variable interest is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.” Variable interest are investments or other interest that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur. The Company does not expect the recognition provisions of FIN 46 to have a material impact on the Company’s financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at March 31, 2003:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed	$ ---	$ ---	$ ---	$ ---	$ ---	$ 89,975,000	$ 89,975,000	$ 80,978,000
Avg. Rate	---	---	---	---	---	10.125%	10.125%
Variable	$ ---	$ ---	$ ---	$ ---	$ ---	$ 8,328,000	$ 8,328,000	$ 8,328,000
Avg. Rate	---	---	---	---	---	4.38%	4.38%

        The Company is exposed to fluctuations in interest rate risk as a result of its variable rate debt. The Company’s objectives in managing its exposure to changes in interest rates are to limit the effect of interest rate changes on earnings and cash flows and to minimize the amount of borrowings under the Company’s revolving line of credit. This approach to managing interest rate risk does not consider the changes in the Company’s competitive environment indirectly related to changes in interest rates and management’s responses to these changes.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
National Wine & Spirits, Inc.

We have audited the accompanying consolidated balance sheet of National Wine & Spirits, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the 2003 financial statement schedule listed in the Index at Item 16. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003 financial statements and financial statement schedules based on our audit. The financial statements and financial statement schedule as of March 31, 2002, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2002 financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated May 21, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements present fairly, in all material respects, the financial position of National Wine & Spirits, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 financial statement schedule, when considered in relation to the 2003 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the financial statements of National Wine & Spirits, Inc. and subsidiaries as of March 31, 2002, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of April 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2002 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2002 in Note 8 are appropriate. Also, the 2002 financial statements have been reclassified to include additional disclosures relating to the accounts receivable vendor and distribution rights obligations as described in Note 1. Our audit procedures with respect to the 2002 disclosures in Note 1 included (1) comparing the previously reported prepaid expenses and deferred pension liability to previously issued financial statements, (2) comparing the accounts receivable vendor and distribution rights obligations to the Company's underlying analysis obtained from management, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements of the Company other than with respect to such reclassifications and accordingly, we do not express an opinion or any form of assurance on the 2002 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana

June 27, 2003

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
National Wine & Spirits, Inc.

We have audited the accompanying consolidated balance sheet of National Wine & Spirits, Inc. (an Indiana Corporation) and subsidiaries as of March 31, 2002 and the related consolidated statement of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements and schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. The information as of and for the year ended March 31, 2002 contained in this schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Indianapolis, Indiana, May 21, 2002.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
National Wine & Spirits, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of National Wine & Spirits, Inc. for the year ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 16 (a) for the year ended March 31, 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Wine & Spirits, Inc. for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended March 31, 2001.

Ernst & Young LLP
Indianapolis, Indiana June 26, 2001, except for Note 2 as to which the date is December 28, 2001.

National Wine & Spirits, Inc.
Consolidated Balance Sheets

	March 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$5,820,000	$11,735,000
Accounts receivable:
Trade, less allowance for doubtful accounts
of $1,274,000 and $1,291,000	31,888,000	37,557,000
Vendor, less allowance for doubtful accounts
of $211,000 and $0	11,369,000	4,059,000
Inventory	82,982,000	81,940,000
Prepaid expenses	4,301,000	3,307,000

Total current assets	136,360,000	138,598,000
Property and equipment, net	36,498,000	41,440,000
Other assets:
Notes receivable	513,000	462,000
Cash surrender value of life insurance	3,815,000	3,368,000
Investment in Commonwealth Wine & Spirits, LLC	5,637,000	6,611,000
Investment in eSkye Solutions, Inc.	---	160,000
Intangible assets, net of amortization	18,328,000	8,091,000
Goodwill	1,246,000	1,251,000
Deferred pension costs	715,000	1,198,000
Deposits and other	596,000	226,000

Total other assets	30,850,000	21,367,000

Total assets	$203,708,000	$201,405,000

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$39,550,000	$40,795,000
Accrued payroll and payroll taxes	7,486,000	7,676,000
Excise taxes payable	4,503,000	6,053,000
Other accrued expenses	13,638,000	12,108,000
Total current liabilities	65,177,000	66,632,000
Deferred pension liability	3,005,000	1,873,000
Distribution rights obligations	9,369,000	---
Long-term debt	98,303,000	109,805,000

Total liabilities	175,854,000	178,310,000
Stockholders' equity:
Voting common stock, $.01 par value. 200,000 shares
authorized, 104,520 shares issued
and outstanding	1,000	1,000
Nonvoting common stock, $.01 par value
20,000,000 shares authorized, 5,226,001
shares issued and outstanding shares	53,000	53,000
Additional paid-in capital	25,009,000	25,009,000
Retained earnings (deficit)	5,081,000	(1,293,000)
Accumulated other comprehensive income-unrecognized net pension loss
	(2,290,000)	(675,000)

Total stockholders' equity	27,854,000	23,095,000

Total liabilities and stockholders' equity	$203,708,000	$201,405,000

See accompanying notes.

National Wine & Spirits, Inc.
Consolidated Statements of Income

	Years Ended March 31
	2003	2002	2001
Net product sales	$689,859,000	$659,594,000	$636,879,000
Distribution fees	22,999,000	21,963,000	21,573,000

Total revenue	712,858,000	681,557,000	658,452,000
Cost of products sold	552,833,000	530,910,000	513,928,000

Gross profit	160,025,000	150,647,000	144,524,000
Selling, general and administrative expenses:
Warehouse and delivery	39,833,000	39,610,000	39,657,000
Selling	57,452,000	46,840,000	45,691,000
Administrative	47,265,000	44,575,000	39,686,000

	144,550,000	131,025,000	125,034,000

Income from operations	15,475,000	19,622,000	19,490,000

Interest expense:
Related parties	(197,000)	(258,000)	(405,000)
Third parties	(11,110,000)	(11,676,000)	(12,809,000)
Gain from repurchase of long term debt	1,999,000	---	---

	(9,308,000)	(11,934,000)	(13,214,000)

Vendor settlement income	9,200,000	---	---
Gain on sale of bottled water division	---	---	7,524,000
Interest income	152,000	286,000	738,000
Rental and other income	118,000	390,000	59,000
Equity in income of Commonwealth Wine & Spirits, LLC	312,000	407,000	315,000
Equity in losses of eSkye Solutions, Inc.	(160,000)	(1,311,000)	(787,000)

Total other income (expense)	9,622,000	(228,000)	7,849,000

Net income	$15,789,000	$7,460,000	$14,125,000

See accompanying notes.

National Wine & Spirits, Inc.
Consolidated Statements of Stockholders’ Equity

	$.01 Par Value Common Stock Voting Non-Voting		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income		Notes Receivable from Stockholders		Total Stockholders' Equity
Balance at April 1, 2000	$1,000	$53,000	$25,009,000	$(3,768,000)	$	---		$(3,112,000)	$18,183,000

Net income	---	---	---	14,125,000		---		---	14,125,000
Decrease in notes
receivable from
stockholders, net	---	---	---	---		---		2,942,000	2,942,000
Distributions to
stockholders	---	---	---	(10,581,000)		---		---	(10,581,000)

Balance at March 31, 2001	1,000	53,000	25,009,000	(224,000)		---		(170,000)	24,669,000

Net income	---	---	---	7,460,000		---		---	7,460,000
Unrecognized net
pension loss	---	---	---	---		(675,000)		---	(675,000)

Comprehensive Income									6,785,000
Decrease in notes
receivable from
stockholders, net	---	---	---	---		---		170,000	170,000
Distributions to
stockholders	---	---	---	(8,529,000)		---		---	(8,529,000)

Balance at March 31, 2002	1,000	53,000	25,009,000	(1,293,000)		(675,000)		---	23,095,000
Net income	---	---	---	15,789,000		---		---	15,789,000
Unrecognized net
pension loss	---	---	---	---		(1,615,000)		---	(1,615,000)

Comprehensive Income									14,174,000
Distributions to
stockholders	---	---	---	(9,415,000)		---		---	(9,415,000)

Balance at March 31, 2003	$1,000	$53,000	$25,009,000	$5,081,000		$(2,290,000)	$	---	$27,854,000

See accompanying notes.

National Wine & Spirits, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31
	2003	2002	2001
Operating activities:
Net income	$15,789,000	$7,460,000	$14,125,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation of property and equipment	7,188,000	6,561,000	7,046,000
Amortization of intangible assets	2,419,000	1,714,000	1,844,000
Equity in losses of eSkye Solutions, Inc.	160,000	1,311,000	787,000
Equity in earnings of Commonwealth Wine & Spirits, LLC	(312,000)	(407,000)	(315,000)
Provision for bad debt expense	329,000	552,000	599,000
(Gain) loss on repurchase of long term debt	(1,999,000)	32,000	---
Gain on sales of assets	(274,000)	(47,000)	(7,835,000)
Increase in cash surrender value of life insurance	(447,000)	(547,000)	(552,000)
Changes in operating assets and liabilities
Accounts receivable	(1,970,000)	(1,731,000)	2,307,000
Inventories	(1,042,000)	(2,324,000)	(9,310,000)
Prepaid expenses	(994,000)	(512,000)	(677,000)
Deposits and other	(788,000)	(101,000)	56,000
Accounts payable	(1,245,000)	5,056,000	(2,196,000)
Accrued expenses and taxes	(2,158,000)	5,013,000	1,478,000

Net cash and cash equivalents provided by operating
activities	14,656,000	22,030,000	7,357,000

Investing activities:
Purchases of property and equipment	(2,337,000)	(4,332,000)	(6,083,000)
Purchases of intangible assets	(2,170,000)	(1,841,000)	(1,156,000)
Proceeds from sale of property and equipment	365,000	112,000	10,860,000
Investment in eSkye Solutions, Inc.	---	---	(2,013,000)
Distributions from Commonwealth Wine & Spirits, LLC	1,286,000	405,000	778,000
Collections on notes receivable	367,000	349,000	331,000

Net cash and cash equivalents (used) provided by
investing activities	(2,489,000)	(5,307,000)	2,717,000

Financing activities:
Proceeds from line of credit borrowings	54,250,000	146,900,000	149,250,000
Principal payments on line of credit borrowings	(50,250,000)	(146,900,000)	(150,250,000)
Principal payments on long-term debt, including purchases of senior notes	(15,317,000)	(2,653,000)	(900,000)
Proceeds of borrowings from stockholder	197,000	258,000	284,000
Repayments on borrowings from stockholders	(175,000)	(253,000)	(191,000)
Receipts on notes receivable from stockholders and others	2,628,000	2,095,000	2,849,000
Distributions to stockholders	(9,415,000)	(8,529,000)	(10,581,000)

Net cash and cash equivalents used by financing activities	(18,082,000)	(9,082,000)	(9,539,000)

Net increase (decrease) in cash and cash equivalents	(5,915,000)	7,641,000	535,000
Cash and cash equivalents, beginning of year	11,735,000	4,094,000	3,559,000

Cash and cash equivalents, end of year	$5,820,000	$11,735,000	$4,094,000

See accompanying notes.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements
March 31, 2003

1.         Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (NWS or the Company), an S-Corporation, is a holding company which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (NWSC) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (NWS-LLC) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (NWSM) and National Wine & Spirits, LLC (NWSM-LLC) are distributors of liquor and non-alcoholic products throughout Michigan. NWSM distributes products as an Authorized Distribution Agent (ADA) for the State of Michigan and derives revenue from distribution fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 14. Based in Connecticut, U.S. Beverage, LLC (USB) distributes and markets import and craft beer along with malt based products throughout the United States.

The consolidated financial statements include the accounts of NWS, NWSC, NWS-LLC, NWSM, NWSM-LLC, and USB, all of which NWS wholly owns or owns 100% of the voting stock. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer and wine or distribution fees therefrom. NWS performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s cash, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and the carrying amounts approximate fair value. Long-term notes receivable and payable, except for the Company’s senior notes payable, have primarily variable interest rates, thus their carrying amounts approximate fair value. The fair value of the Company’s senior notes payable has been determined on the basis of the specific securities issued and outstanding and is estimated at $80,978,000 at March 31, 2003.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in bank deposit accounts which, at times, may exceed federally insured limits. The Company has experienced no such losses in these accounts.

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payments generally within 15 to 30 days from the invoice date.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

1.         Nature of Business and Summary of Significant Accounting Policies(continued)

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and creates an allowance for doubtful accounts based on the credit worthiness of specific accounts and an estimate of other uncollectible accounts based on historical performance and current economic conditions.

Inventory

Substantially all inventory is stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market and primarily consists of packaged beer, wine, liquor, cigars and accessories.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $10,602,000, $3,610,000 and $4,767,000 in 2003, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using primarily the straight-line method over their expected useful lives as follows:

Buildings and improvements	10-40 years
Furniture and equipment	3-10 years

Warehouse equipment	7-10 years
Automobiles and trucks	5-7 years

Intangible Assets

Intangible assets with definite lives are amortized by the straight-line method (which, for loan acquisition costs, also approximates the yield method) over the terms of the agreements or their estimated useful lives, which range from two to twenty years.

Certain distribution rights are classified as indefinite-lived intangible assets. Accordingly, effective April 1, 2002, these assets are no longer amortized but are tested for impairment annually.

Goodwill

Goodwill consists of costs in excess of the net assets acquired in connection with an acquisition in April, 1999. Prior to April, 2002, goodwill was amortized using the straight-line method over 15 years. Effective April 1, 2002, the company adopted Statements of Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets. As such, the Company no longer amortizes goodwill, but instead tests for impairment at least annually.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

1.         Nature of Business and Summary of Significant Accounting Policies(continued)

Long-lived Assets

The carrying value of long-lived assets is reviewed by management when indicators of impairment are present. If this review indicates that the carrying value may be impaired then the impaired amount will be written off. Impairment is determined by comparison of the carrying amount of the asset to the net undiscounted cash flows expected to be generated by the related asset group. An impairment loss is measured by the amount which the carrying amount of the asset group exceeds its fair value.

Income Taxes

There is no provision for federal or state income taxes reflected in the financial statements because the stockholders have consented to NWS’ election to be taxed as an S corporation under the applicable provisions of the Internal Revenue Code. NWS’ income is taxable directly to its stockholders.

Revenue Recognition

NWSC, NWS-LLC, NWSM-LLC, and USB purchase inventory items for resale to customers and are liable for payment to the suppliers, as well as collecting payment from customers. NWSM receives a fixed fee per case of liquor distributed for the State of Michigan (distribution fees) which is also responsible for payments to suppliers. All revenue is recognized at the time of shipment. All Michigan shipments are cash on delivery.

Net sales and distribution fees are recognized at the time product is shipped which is when title passes. Shipping and handling charged to customers is included in Net Product Sales. For the years ended March 31, 2003, 2002, and 2001, the Company incurred delivery expenses of $16,342,000, $16,533,000, and $16,474,000, respectively, which are included in warehouse and delivery expenses in the accompanying Consolidated Statements of Income.

Payments to Customers

The Company records certain payments to customers as a reduction of revenue in accordance with EITF 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). The Company recorded $8,925,000, $2,029,000 and $2,361,000 of consideration paid to customers as a reduction of revenue in the Consolidated Statements of Income for the years ended March 31, 2003, 2002 and 2001, respectively.

Vendor Allowances Received

The Company records vendor allowances and discounts in the income statement in accordance with EITF 02-16: Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The Company receives allowances from vendors as a result of purchasing and promoting their products. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of the Company’s cost to promote a vendor’s product, or vendor allowances directly related to purchase of a vendor’s product are initially deferred. The deferred amounts are then recorded as a reduction of cost of good sold when the related product is sold.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

1.         Nature of Business and Summary of Significant Accounting Policies(continued)

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In calculating the impairment charge, the fair values of the reporting units were estimated using a discounted cash flow methodology. The Company performed the required impairment tests of goodwill and indefinite lived intangibles as of April 1, 2002 and March 31, 2003 and found them not to be impaired.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Statement 144 also addresses the accounting for expected disposals of long-lived assets. The Company adopted Statement 144 during the first quarter of fiscal 2003 and, based on current circumstances, it has not had a material effect on the Company's results of operations or its financial position.

In April 2002 the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions as well as addresses the classifications of gains and losses on debt extinguishment. Accordingly, the Company classified its gains from repurchases of its long-term debt in interest expense on the Consolidated Statement of Income.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

1.         Nature of Business and Summary of Significant Accounting Policies(continued)

In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Although the Company was engaged in an employee reduction at March 31, 2003, the associated costs from the adoption of this standard did not have a material impact on its financial statements.

The Company adopted the Emerging Issues Task Force Issue 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor for arrangements either modified or created after December 31, 2002. This statement reached a consensus that cash consideration represents a reimbursement of costs incurred by the customer to sell the vendor’s products and should be characterized as a reduction of that cost when recognized in the customer’s income statement if the cash consideration represents a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products or services. If the amount of cash consideration paid by the vendor exceeds the cost being reimbursed, that excess amount should be characterized in the customer’s income statement as a reduction of cost of sales when recognized in the customer’s income statement. The Company has reviewed its accounting policies and methods and concluded that the recording of cash consideration received from vendors were recorded in accordance with the statement.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of National Wine & Spirits, Inc. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company implemented the recognition provisions of FIN 45 in January 2003 there has been no material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.” Variable interest are investments or other interest that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur. The Company does not expect the recognition provisions of FIN 46 to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain amounts from prior year's financial statement have been reclassified to conform to the current year presentation. The Financial Statements have been reclassified to include additional disclosure relating to accounts receivable vendor and distribution rights obligations.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

2.         Investment in Unconsolidated Subsidiaries

eSkye Solutions, Inc.

Prior to December 28, 2001, the Company has been accounting for its investment in eSkye Solutions, Inc. (eSkye) on the cost method. On December 28, 2001 eSkye redeemed a significant portion of its outstanding preferred stock at a significant discount. Since the Company elected not to participate in this redemption, its voting control increased to over 20% of voting stock. In accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (APB 18), the Company adopted retroactively the equity method of accounting. At December 28, 2001, prior period financial information was adjusted to reflect this adoption. In addition, APB 18 also requires the Company to evaluate whether or not an “other than temporary” decline in value of an investment has occurred. As a result of this evaluation, the Company recorded an impairment charge of $530,000 for the year ended March 31, 2002, which is included in “Equity in losses of eSkye Solutions, Inc.” in the Consolidated Statements of Income. In addition, losses applying the equity method were $781,000 for the year ended March 31, 2002, which were included in “Equity in losses of eSkye Solutions, Inc.” in the Consolidated Statements of Income. Losses under the equity method for the year ended March 31, 2003 were in excess of the remaining book value of the investment in eSkye. The Company recorded $160,000 in losses for the year ended March 31, 2003, reducing its investment to $0. At March 31, 2003, the Company's share of eSkye's voting stock was 20.5%.

Commonwealth Wine & Spirits, LLC

In December 1998, NWSC formed a new distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company (“Vertner”) and Kentucky Wine & Spirits (“Kentucky W&S”). NWSC has accounted for its investment in Commonwealth Wine & Spirits, LLC using the equity method. Under the terms, NWSC invested $7,500,000 in exchange for a 25% interest in the new company. Vertner and Kentucky W&S equally own the remaining 75%. A portion of NWSC’s initial investment related to a franchise fee paid by NWSC on behalf of the new distributorship. As part of the operating agreement, NWSC’s initial cash distributions from the new distributorship are treated as return of NWSC’s original investment. As a result, the amortization of this franchise fee is allocated 100% to NWSC and is reflected in the Company’s recorded equity in income of Commonwealth Wine & Spirits, LLC in the accompanying consolidated income statement. The Company received distributions of $1,286,000, $405,000 and $778,000 and recorded equity in earnings of $312,000, $407,000 and $315,000 from Commonwealth Wine & Spirits, LLC in 2003, 2002 and 2001 respectively.

Summary financial information for eSkye Solutions, Inc. and Commonwealth Wine & Spirits, LLC is as follows:

	Years Ended March 31,
	2003	2002	2001
Sales	$84,780,000	$86,365,000	$82,632,000
Operating loss	(2,444,000)	(18,076,000)	(14,742,000)
Net loss	(134,000)	(16,132,000)	(15,043,000)

	March 31,
	2003	2002
Current assets	$20,520,000	$25,056,000
Non-current assets	3,353,000	4,311,000
Current liabilities	8,069,000	8,545,000
Non-current liabilities	---	209,000
Minority interest	3,000	102,000
Redeemable stock	21,553,000	20,055,000

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

3.        Sale of Bottled Water Division

Effective June 5, 2000, NWSC sold certain of its licensed brands, trademarks and trade names of its bottled water division for approximately $10,440,000. NWSC received $9,960,000 for the sale of the assets at the sale date, and the balance of $480,000 was received in September 2000. NWSC recognized a gain of $7,524,000 from the sales of the related assets and liabilities.

4.        Inventory

Inventory at March 31 is comprised of the following:

	2003	2002
Inventory at FIFO	$93,895,000	$92,597,000
Less: LIFO reserve	10,913,000	10,657,000

	$82,982,000	$81,940,000

If the Company had used the first-in, first-out (FIFO) inventory method, net income would have been $256,000, $896,000 and $1,276,000 greater in 2003, 2002 and 2001, respectively.

5.        Property and Equipment

Property and equipment at March 31 is comprised of the following:

	2003	2002
Land and improvements	$1,170,000	$1,473,000
Buildings and improvements	31,965,000	31,474,000
Furniture and equipment	14,294,000	15,256,000
Warehouse equipment	28,295,000	28,076,000
Automobiles and trucks	6,383,000	6,327,000

	82,107,000	82,606,000
Less: Accumulated depreciation	45,609,000	41,166,000

	$36,498,000	$41,440,000

6.        Supplemental Cash Flow Information

During the year ended March 31, 2003, the Company purchased intangible assets, principally distribution rights, and incurred other liabilities of $12,629,000.

Cash paid for interest was $11,657,000, $11,754,000 and $13,212,000 in 2003, 2002 and 2001, respectively.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

7.        Intangible Assets

Intangible assets at March 31, is comprised of the following:

		2003		2002
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$15,676,000	$1,683,000	$5,975,000	$2,000,000
Loan acquisition costs	10	4,716,000	1,890,000	5,752,000	2,013,000
Non-compete agreements	5	200,000	153,000	200,000	112,000

Total	7	$20,592,000	$3,726,000	$11,927,000	$4,125,000

Intangible Assets Subject to Amortization		Carrying Amount		Carrying Amount
Distribution rights		$1,462,000		$289,000

Consolidated amortization expense related to intangible assets, excluding goodwill and other intangible assets with indefinite lives for 2003, 2002, and 2001 was $2,419,000, $1,374,000 and $1,492,000, respectively.

The estimated amortization expense for each of the next five years is as follows:

2004	$ 3,652,000
2005	2,836,000
2006	2,752,000
2007	2,665,000
2008	1,878,000

$13,783,000

8.        Goodwill

The following is a summary of the changes in goodwill during the years ended March 31:

	2003	2002
Goodwill, beginning of year	$1,251,000	$1,355,000
Less: Amortization	---	104,000
Less: Write-off of goodwill	5,000	---
Goodwill, end of year	$1,246,000	$1,251,000

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

8.         Goodwill(continued)

The following financial data illustrates pro forma earnings if goodwill and distribution rights with indefinite lives had not been amortized for 2003, 2002 and 2001:

	Year ending March 31
	2003	2002	2001
Net income, as reported	$15,789,000	$7,460,000	$14,l25,000
Addback amortization from distribution
rights with indefinite lives	---	236,000	245,000
Addback goodwill amortization	---	104,000	107,000

Adjusted net income, excluding goodwill
amortization and amortization from
distribution rights with indefinite lives	$15,789,000	$7,800,000	$14,477,000

9.        Debt

Long-term debt at March 31 is comprised of the following:

	2003	2002
Senior notes payable (A)	$89,975,000	$107,875,000
Bank revolving line of credit (B)	4,000,000	---
Notes payable to stockholders, net (see Note 13)	4,328,000	1,930,000

	98,303,000	109,805,000
Less: current maturities	---	---
	$98,303,000	$109,805,000

(A)
On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several. NWS is a holding company and has no independent assets or operations.

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

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

9.         Debt(continued)

The Company purchased $2,125,000 of its senior notes on the open market on September 28, 2001. The notes were purchased for $2,082,500 plus accrued interest of $46,617. Related unamortized issuance costs of $74,391 were written off due to the purchase of the senior notes. The Company initially utilized its revolving credit facility to fund the purchase of the senior notes. The net loss on the purchase was insignificant.

The Company purchased $17,900,000 of its senior notes on the open market in the fourth quarter of fiscal year 2003. The notes were purchased for $15,317,000 plus accrued interest of $275,000. Related unamortized issuance costs of $584,000 were written off due to the purchase of the senior notes. The net gain on the purchase of $1,999,000 is included in interest expense.

The Company purchased $9,646,000 of its senior notes on the open market during the quarter ended June 30, 2003. The notes were purchased for $8,681,000 plus accrued interest of $305,000.

(B)
On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana, that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. As of March 31, 2003 the applicable interest rate on the revolving line of credit was 4.5%. Commercial letters of credit of $4.5 million were issued for the self insured portion of NWS’ casualty insurance policies. Line of credit borrowings are collaterialized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. As of March 31, 2003 the applicable interest rate on the revolving line of credit was 4.5%.

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at March 31, 2003.

Principal payments due on debt at March 31, 2003 are as follows:

2004	$	---
2005		---
2006		---
2007		---
2008		---
Thereafter		98,303,000

$98,303,000

10.        Common Stock

The Company has two authorized classes of capital stock: voting $0.01 par value common shares and nonvoting $0.01 par value common shares. Both classes of stock have the same relative rights, performance limitations and restrictions, except that nonvoting shares are not entitled to vote on any matters submitted to a vote of the stockholders, except as provided by law.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

11.        Commitments

The Company leases office and warehouse space under noncancellable operating leases ranging from two to ten years, some of which include renewal and purchase options and escalation clauses, expiring on various dates through 2011. The Company also leases certain trucks and equipment pursuant to noncancellable operating leases with terms ranging from three to seven years. Future minimum rent payments as of March 31, 2003 are as follows:

2004	$3,635,000
2005	3,136,000
2006	2,747,000
2007	2,426,000
2008	431,000
Thereafter	684,000

$13,059,000

Rent expense was $4,747,000, $4,800,000 and $4,738,000 in 2003, 2002 and 2001, respectively.

The Company has future obligations for guaranteed minimum royalty payments related to certain distribution contracts. Existing agreements require minimum royalty payments of approximately $2,700,000 for fiscal year 2004. Because the Company believes that actual royalty payments will exceed the guaranteed minimum, royalty payments are recorded in cost of sales as royalties become payable. As of March 31, 2003, the minimum royalty payment of $3,100,000 for fiscal year 2003 had been satisfied.

12.        Employee Benefit Plans

The Company sponsors a defined benefit pension plan covering substantially all of its warehousemen and drivers. The Company makes contributions to the plan based on amounts permitted by law.

The components of net periodic pension cost of the defined benefit plan are as follows for the years ended March 31:

	2003	2002	2001
Service cost-benefits earned during the year	$347,000	$263,000	$231,000
Interest on projected benefit obligation	340,000	288,000	255,000
Expected return on plan assets	(314,000)	(305,000)	(337,000)
Amortization of unrecognized net transition asset	20,000	20,000	20,000
Amortization of loss (gain)	34,000	---	(40,000)
Amortization of prior service cost	53,000	53,000	35,000

Net periodic pension cost	$480,000	$319,000	$164,000

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

12.         Employee Benefit Plans(continued)

The change in the projected benefit obligation, plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets at March 31, 2003 and 2002 for the defined benefit pension plan are as follows:

	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,962,000	$3,802,000
Service cost	347,000	263,000
Interest cost	340,000	288,000
Actuarial changes	577,000	807,000
Benefits paid	(214,000)	(198,000)

Benefit obligation at end of year	$6,012,000	$4,962,000

Change in plan assets:
Fair value of plan assets at beginning of year	$3,587,000	$3,552,000
Actual loss on plan assets	(347,000)	(345,000)
Company contributions	747,000	578,000
Benefits paid	(214,000)	(198,000)

Fair value of plan assets at end of year	$3,773,000	$3,587,000

Funded status of the plan (under-funded)	$(2,239,000)	$(1,375,000)
Unrecognized net actuarial gain	2,291,000	1,086,000
Unrecognized prior service cost	647,000	700,000
Unrecognized transition obligation	67,000	87,000

Prepaid benefit cost	$766,000	$498,000

Weighted-average assumptions:
Discount rate	6.50%	7.00%
Expected return on plan assets	8.50%	8.50%
Balance Sheet Classification:
Prepaid benefit cost	$(766,000)	$(498,000)
Noncurrent deferred additional liability	$3,005,000	$1,873,000

Minimum liability	$2,239,000	$1,375,000

	$715,000	$1,198,000
Deferred pension costs (intangible asset)
Accumulated other comprehensive income -
unrecognized net pension loss	$2,290,000	$675,000

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

12.         Employee Benefit Plans(continued)

As of March 31, 2003 and 2002, the Company has reflected in their financial statements an additional minimum pension liability of $3,005,000 and $1,873,000, respectively. This minimum liability represents the excess of the unfunded accumulated benefit obligation over the fair market value of plan assets as of the measurement date. As the additional liability exceeded the intangible asset, the excess is held in the financial statements in Accumulated Other Comprehensive Income at $2,290,000 and $675,000 as of March 31, 2003 and 2002, respectively. An intangible asset of $715,000 and $1,198,000 was reflected in the Company’s consolidated balance sheet at March 31, 2003 and 2002, respectively. The change in the pension liability at March 31, 2003 as compared to the liability at March 31, 2002 was primarily caused by the difference in the actual return on assets compared to the expected return on assets and the 0.50% decrease in the discount rate assumption.

It is the Company’s policy to make contributions to the plan sufficient to meet the funding requirements of applicable laws and regulations, plus such additional amounts as deemed appropriate.

The Company also sponsors a defined contribution benefit plan for substantially all employees not covered by the defined benefit plan. Contributions to the plan are made at the discretion of the Company and may not exceed 5% of a participant’s compensation. The Company recorded $1,598,000, $1,411,000 and $1,215,000 of expense for the defined contribution plan in 2003, 2002 and 2001, respectively.

NWS-LLC contributes to union-sponsored multi-employer pension plans, which provide for contributions based on a specified rate per labor hour. Union employees constitute approximately 53% of NWS-LLC’s workforce and 53% of NWSM’s workforce. Contributions charged to expense were $757,000, $665,000 and $588,000 in 2003, 2002 and 2001, respectively. Information as to NWS-LLC’s portion of accumulated plan benefits and plan net assets is not currently available. Under the Employee Retirement Income Security Act of 1974 as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. NWS-LLC has no intention of withdrawing from the plans.

13.        Related Party Transactions

NWSC had notes receivable from its two stockholders totaling $2,628,000 at March 31, 2002. The notes earned interest at the prime lending rate and were paid in full during September 2002. Interest income earned was $62,000, $222,000 and $635,000 in 2003, 2002, and 2001, respectively. Proceeds of the notes were used by the stockholders to purchase additional capital stock of NWSC and to make loans to NWS-LLC.

Effective July 31, 1998, the Company and its stockholders executed new notes payable to stockholders to provide for a legal right of offset against the notes receivable from stockholders. The notes payable outstanding as of March 31, 2002 were offset with corresponding notes receivable and reflected in long-term-debt in the accompanying Consolidated Balance Sheet. The total of the subordinated notes payable was $4,328,000 and $4,558,000 at March 31, 2003 and 2002, respectively with the principal balance due in 2009. These notes bear interest at the prime lending rate. Interest expense on these notes was $197,000, $258,000 and $405,000 in 2003, 2002, and 2001, respectively. The Company pays eSkye fees for computer services. NWS paid $150,000, $49,000, and $42,000 during the years ended March 31, 2003, 2002, and 2001, respectively.

The Company paid $117,000, $218,000 and $230,000 in 2003, 2002, and 2001 respectively for consulting fees to a minority stockholder of NWS-LLC.

A Director of the Company is the Chairman and Chief Executive Officer of eSkye. The Company received 6,000,000 shares of common stock in eSkye upon inception, representing founders stock. The Company accounts for its investment in eSkye using the equity method. The Company's investment in convertible preferred stock of eSkye totaled $2,513,000.

NWS leases facilities and certain office equipment to eSkye under the terms of a three-year operating lease. NWS received rent from eSkye of $137,000, $270,000 and $262,000 during the years ended March 31, 2003, 2002 and 2001, respectively. The Company pays eSkye fees for computer services. NWS paid $150,000, $49,000, and, $42,000 during the years ended March 31, 2003, 2002 and 2001, respectively.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

14.        Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

	2003	2002	2001
Revenue from external customers
Product sales	$689,859,000	$659,594,000	$636,879,000
All other	22,999,000	21,963,000	21,573,000
Interest expense
Product sales	7,654,000	10,309,000	11,599,000
All other	1,654,000	1,625,000	1,615,000
Depreciation expense
Product sales	5,212,000	4,505,000	4,941,000
All other	1,976,000	2,056,000	2,105,000
Amortization expense
Product sales	2,245,000	1,170,000	1,300,000
All other	174,000	544,000	544,000
Equity in earnings of Commonwealth Wine & Spirits, LLC
Product sales	312,000	407,000	315,000
All other	---	---	---
Equity in losses of eSkye Solutions, Inc.
Product sales	(160,000)	(1,311,000)	(787,000)
All other	---	---	---
Segment income (loss)
Product sales	17,111,000	9,155,000	16,111,000
All other	(1,322,000)	(1,695,000)	(1,986,000)
Segment assets
Product sales	193,757,000	190,585,000	180,383,000
All other	9,951,000	10,820,000	11,907,000
Investments in equity method investees
Product sales	5,637,000	6,771,000	8,080,000
All other	---	---	---
Expenditures on long-lived assets
Product sales	4,449,000	5,142,000	7,117,000
All other	58,000	1,031,000	122,000

15.        Concentration of Risk

Products purchased from four suppliers amounted to approximately 59%, 62% and 66% of all purchases in 2003, 2002 and 2001, respectively.

16.        Litigation

The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

17.        Vendor Distribution Agreements

During the year ended March 31, 2003, NWSC entered into distribution contracts with two vendors, both on an exclusive basis for their respective products distributed in Indiana. Total payments of $11,625,000 are required for these agreements, and $11,375,000 is unpaid as of March 31, 2003. Payments are required on a quarterly basis through June 30, 2010. NWSC has imputed interest the obligations at 4.5% and recorded a discount on the obligation which reduced the related intangible asset by $1,624,000. These assets will be amortized over the life of their respective contracts.

Future cash payments for all of the Company’s distribution rights obligations for the years ended March 31 are as follows:

2004	$2,079,000
2005	2,079,000
2006	1,829,000
2007	1,829,000
2008	1,500,000
Thereafter	3,374,000

Total distribution rights obligations	12,690,000
Imputed interest	(1,624,000)

Present value of minimum distribution rights payments	11,066,000
Current portion	(1,697,000)

Long-term distribution rights obligation	$9,369,000

During the year ended March 31, 2003 the Company was notified by three major vendors that brand distribution rights for NWS-LLC were terminated. Revenue for the affected brands for the year ended March 31, 2003 was approximately $188 million. For the same annual period, these three vendors contributed approximately $36 million to the gross profit of the Company.

The Company, as part of a vendor settlement at NWS-LLC, entered into a settlement agreement in February 2003 whereby the vendor paid $9.2 million to the Company for termination of distribution rights.

18.        Management Services Agreement

During the quarter ended March 31, 2003, NWS-LLC entered into a Management Services Agreement with a nationwide wholesaler of wine and spirits. Both parties would cooperate in the business of distributing wine and spirits in the state of Illinois (the Business). As part of that relationship, NWS-LLC and the other wholesaler would share equally in the profits and losses of the Business. In addition, the parties entered into a separate Contribution Agreement in which the parties would agree that, at any time after January 31, 2004, the other wholesaler would have the right to require the formation of a new company to be owned fifty percent by NWS-LLC and fifty percent by the other wholesaler. At that time, the other wholesaler would contribute cash to the new entity in an amount equal to fifty percent of the net book value.

National Wine & Spirits, Inc.
Notes to Consolidated Financial Statements (continued)

19.        Quarterly Data (Unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended March 31, 2003, 2002 and 2001:

	2003
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total

Total revenue	182,732	175,536	214,872	139,718	712,858
Gross profit	43,163	39,444	44,917	32,501	160,025
Selling, general and administrative expenses	36,130	36,099	36,710	35,611	144,550
Income from operations	7,033	3,345	8,207	(3,110)	15,475
Interest expense	2,819	2,828	2,845	816	9,308
Other income (expense)	180	114	200	9,128	9,622
Net income	4,394	631	5,562	5,202	15,789

	2002
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total

Total revenue	166,639	157,457	209,030	148,431	681,557
Gross profit	37,467	35,115	44,941	33,124	150,647
Selling, general and administrative expenses	32,075	31,484	33,128	34,338	131,025
Income from operations	5,392	3,631	11,813	(1,214)	19,622
Interest expense	3,004	3,047	2,957	2,926	11,934
Other income (expense)	(15)	(85)	(32)	(96)	(228)
Net income	2,373	499	8,824	(4,236)	7,460

	2001
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total

Total revenue	162,187	156,618	201,732	137,915	658,452
Gross profit	37,059	34,468	43,986	29,011	144,524
Selling, general and administrative expenses	31,108	31,495	32,445	29,986	125,034
Income from operations	5,951	2,973	11,541	(975)	19,490
Interest expense	3,248	3,364	3,468	3,134	13,214
Other income (expense)	7,524	173	310	(158)	7,849
Net income	10,227	(218)	8,383	(4,267)	14,125

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 10, 2001, the Audit Committee of the Board of Directors of NWS dismissed Ernst & Young LLP (“Ernst & Young”), the independent accountant who was previously engaged to audit NWS’ financial statements for fiscal 2001. On June 11, 2002, the Board of Directors of NWS dismissed Arthur Andersen LLP (“Andersen”), the independent accountant who was engaged to audit the Company’s financial statements for fiscal 2002. None of the reports of Ernst & Young or Andersen for the years ended March 31, 2001 and 2002 contained an adverse opinion or a disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles. During those periods, there were no disagreements with either of Ernst & Young or Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Part III

Item 10.        Directors & Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information concerning the directors and executive officers of NWS as of June 30, 2003:

Name	Age	Position
James E. LaCrosse	70	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director
Catherine M. LaCrosse	36	Vice President of Sales-Indiana Fine Wine Division and Director
John J. Baker	33	Chief Operating Officer and Secretary
Gregory J. Mauloff	51	Corporate Executive Vice President, Sales & Marketing
J. Smoke Wallin	36	Executive Vice President and Director
James R. Beck	59	Director
Patrick J. Hurrle	53	Vice President and General Manager, NWS-Indiana
Joseph J. Fisch	54	President, U.S. Beverage
Mitchell T. Stoltz	49	Director
Norma M. Johnston	74	Director
William M. Cockrum	65	Director
Vaughn D. Bryson	64	Director
Patrick A. Trefun	43	Corporate Controller and Treasurer

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

        Catherine M. LaCrosse has served as Director of NWS since December 1998 and is currently Vice President of Sales of the Indiana Fine Wine Division. Ms. LaCrosse joined NWS in 1991 and has served in various sales and marketing positions in NWS-Indiana, NWS-Illinois and NWS-Michigan. Ms. LaCrosse received a BA in history from Indiana University in 1990. She is Mr. LaCrosse’s daughter.

        John J. Baker has served as Chief Operating Officer and Treasurer since 2001. Mr. Baker joined the Company in 1993 and has also held positions as Executive Vice President, Director of Corporate Logistics, Director of Purchasing, and Operations Specialist. Prior to that, he served as a Financial Analyst for Comdata Corporation and Freight Forwarding Assistant for A.W. Fenton Company. Mr. Baker received an MBA in operations from Vanderbilt University-Owen School of Management in 1994 and a BS in economics and international business from Miami University in 1992.

        Gregory J. Mauloff has been Corporate Executive Vice President of Sales and Marketing since April 2003. Prior to that he was President of the Illinois operations and Executive Vice President of the Beer Division. He joined the company in 1991. Other experience includes Vice President of Sales, Heublein Spirits, and Division Manager, E.J. Gallo Wines. He received a BS in business administration from Norbert College in 1973.

        J. Smoke Wallin has served as Executive Vice President and a Director of NWS since December, 1998. He served as Chief Financial Officer from December 1998 until April 2000. Mr. Wallin joined NWS in 1988 and served as Executive Vice President, Corporate Group, from 1993 to 1998. He received an MBA in finance, marketing and operations from Vanderbilt University-Owen School of Management in 1993 and a BS in economics from Cornell University in 1989. Mr. Wallin is Mr. LaCrosse’s son-in-law.

        James R. Beck has served as Director of NWS since December 1998 and as President of NWS-Indiana from 1992 to July 2002 when he retired. Mr. Beck joined NWS in 1972 and has served in various positions, including Executive Vice President of Sales for 14 years prior to being named President of NWS-Indiana. He has been a Director of NWS since December, 1998. Mr. Beck received a BS in education from Ball State University in 1968.

        Patrick J. Hurrle is currently Vice President and General Manager of NWS-Indiana and joined the company in 1972. Other positions he has held in the Indiana operation include Vice President of Wine Sales, Wines Sales Manager and Merchandiser. Mr. Hurrle graduated in 1972 from Indiana University with a BS in marketing.

        Joseph J. Fisch has served as President and CEO of U.S. Beverage, a premium import/craft and specialty beer marketer and sales company, based in Stamford, Connecticut, since its inception in 1997. His previous experience with Joseph E. Seagram Corporation from 1971 through 1996 includes Market Research Analyst; Vice President and Division Manager, General Wine & Spirits Company; Vice President/General Manager, eastern region, House of Seagram; Vice President/General Manager, House of Seagram; President, Seagram Beverage Company He received a BS in business administration and marketing from Bowling Green University, Ohio, in 1971.

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

        Norma M. Johnston has been a Director of NWS-Indiana since 1976, and a Director of NWS since December, 1998. Mrs. Johnston served as Secretary of NWS-Indiana from 1976 to 1998.

        William M. Cockrum has served as Director of NWS since July 1999. He has been an Adjunct Professor of Finance in the UCLA Anderson School of Business since 1985, teaching entrepreneurial finance, business ethics and investment management. Mr. Cockrum was recognized as top entrepreneurial professor in the nation by Business Week magazine in 1996. Prior to joining UCLA, he spent 25 years in investment banking, serving as a corporate officer at Becker Paribas, Inc. until it was acquired by Merrill Lynch in 1984. Mr. Cockrum received an MBA in finance and marketing from Harvard Business School in 1961 and a BA in economics from DePauw University in 1959.

        Vaughn D. Bryson has served as Director of NWS since July 1999. He serves on the boards of several public companies, particularly in the biotech industry. Mr. Bryson retired as Vice Chairman in 1996 from Vector Securities International (now Prudent Vector). Prior to that, he worked for Eli Lilly and Company from 1961 to 1993 serving as President and CEO from 1991 to 1993, Executive Vice President from 1986 to 1990, and Board Member from 1984 to 1993. Mr. Bryson is a member of the board of directors of Atherogenics Inc., Amylin Pharmaceuticals Inc., Chiron Corp. and Quintiles Transnational Corporation. Mr. Bryson is a graduate of the Stanford Sloan Program, Stanford Graduate School of Business in 1967 and received a BS in pharmacy from the University of North Carolina in 1960.

        Patrick A. Trefun, CPA, has served as Corporate Controller and Treasurer since 2001. Mr. Trefun previously served as controller of NWS-Indiana. He began working in the industry in 1982 as an accountant and later controller for General Liquors, Inc., which was purchased by NWS in 1987 at which time he joined the Company. Mr. Trefun received a BS in business administration with a concentration in accounting from Indiana University in 1982.

         The eight individuals who comprise NWS’ senior management team have an average of over 22 years of experience in the alcohol-based beverage industry and 16.5 years of experience with NWS.

Audit Committee

        The audit committee of NWS is comprised of Mr. William Cockrum and Mr. Vaughn Bryson, each of whom is independent of NWS.

Item 11.        Executive Compensation

Compensation of Directors

        Only outside directors of NWS receive compensation per year for serving as directors. Each outside director received $60,000 for the fiscal year ended March 31, 2003 for serving on the board.

Executive Compensation

        The following table sets forth the compensation paid by NWS to James E. LaCrosse, Chief Executive Officer, and to each of the four most highly compensated executive officers of NWS for fiscal 2003, 2002 and 2001:

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(3)	All Other Compensation(3)
James E. LaCrosse	2003	$407,000	$-0-	$6,465	$276,073	(2)
Chairman, President, Chief	2002	407,000	249,000	6,772	219,864	(2)
Financial Officer, and CEO	2001	407,000	249,000	2,168	233,114	(2)

Joseph J. Fisch	2003	275,000	117,500	-0-	5,481
President/CEO, U.S. Beverage	2002	225,000	60,000	-0-	4,500
	2001	250,000	35,000	-0-	5,000

Gregory Mauloff	2003	234,615	75,000	1,371	31,356	(5)
Corporate Executive Vice-President of	2002	173,327	50,000	738	8,567
Sales & Marketing	2001	166,922	20,000	-0-	8,346

Patrick J. Hurrle	2003	169,550	150,000	1,122	8,497
President, NWS-Indiana	2002	128,750	40,000	997	7,065
	2001	125,000	30,000	959	7,142

James R. Beck	2003	233,801	-0-	2,332	44,969	(4)
Director & Consultant	2002	194,212	275,000	2,407	9,039
(Formerly President, NWS Indiana)	2001	157,627	200,000	1,114	6,940

(1)
Includes 2003 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $10,000, Mr. Beck, $4,456, Mr. Mauloff, $11,181; Mr. Hurrle, $8,497; Mr. Fisch, $5,481. Includes 2002 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $8,500; Mr. Beck, $9,039; Mr. Mauloff, $8,567; Mr. Hurrle, $7,065; and Mr. Fisch, $4,500. Includes 2001 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $8,000; Mr. Beck, $6,940; Mr. Mauloff, $8,346; Mr. Hurrle, $7,142; and Mr. Fisch, $5,000.

(2)
Includes $266,073, $211,364 and $225,114 for fiscal 2003, 2002 and 2001, respectively, of life insurance premiums paid by NWS on behalf of Mr. LaCrosse and for the benefit of the LaCrosse family trust for estate planning purposes. NWS expects the premiums paid on behalf of Mr. LaCrosse in the future will remain at their current annual rate. Upon the death of Mr. LaCrosse or termination of the life insurance policies, NWS is entitled to repayment out of the proceeds of the policies of all premiums paid on behalf of Mr. LaCrosse for the benefit of the LaCrosse family trust since the inception of the policy in 1994.

(3)	Represents personal use of a company supplied automobile.

(4)
Includes $40,000 for fiscal 2003 outside director’s fees, and $513 for life insurance premiums paid by NWS on the behalf of Mr. Beck. Mr. Beck retired from active employment on July 15, 2002, and has remained with the company as a director and consultant.

(5)	Includes items having a value of $20,175 received by Mr. Mauloff as sales incentive pay.

Compensation Committee Interlocks and Insider Participation

        The compensation committee is comprised of Mr. Vaughn Bryson, Mr. William Cockrum, Ms. Catherine LaCrosse and Mr. Jim LaCrosse. There are no interlocking compensation committee relationships between NWS and any other entity.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

         NWS has two authorized classes of capital stock, voting common stock and non-voting common stock. The following table sets forth the beneficial ownership of NWS’ voting common stock:

(1)	By each person known by NWS to beneficially own 5% or more of NWS’ voting common stock, and

(2)	By all executive officers and directors of NWS as a group.

        Except for Mr. LaCrosse and Mrs. Johnston, who have sole voting and investment power with respect to their voting common stock, no other executive officer or director owns any shares of NWS’ voting common stock.

Name and Address	Number of Shares	Percent

James E. LaCrosse
700 West Morris Street
Indianapolis, Indiana 46225	86,520	83%
Norma M. Johnston
700 West Morris Street
Indianapolis, Indiana 46225	18,000	17%
All executive officers and directors as a group
(11 persons)	104,520	100%

        The stockholders of NWS have entered into stockholder agreements with each other and NWS. Such agreements contain restrictions relating to transfers of stock and provide for rights to purchase and sell stock of each corporation, among other matters. In particular, the stockholder agreement with NWS governs the transferability of Mrs. Johnston’s stock in NWS. The LaCrosse family is obligated to purchase Mrs. Johnston’s stock at her death or during her lifetime should she decide to sell. NWS becomes obligated to purchase only if the LaCrosse family refuses or fails to purchase. The LaCrosse family and NWS also have the right to purchase Mrs. Johnston’s stock at the death of Mr. LaCrosse. Any obligation of NWS to purchase the stock owned by Mrs. Johnston is subject to the terms of the indenture and the new credit facility. No right to purchase stock owned by Mr. LaCrosse or a trust for the benefit of his family exists in favor of Mrs. Johnston.

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

        NWS leases facilities and certain office equipment to eSkye Solutions, Inc. under the terms of a three-year operating lease. NWS received rent from eSkye Solutions, Inc. of $137,000, $270,000 and $262,000 during the years ended March 31, 2003, 2002 and 2001, respectively. The Company pays eSkye fees for computer services. NWS paid $150,000, $49,000, and $42,000 during the years ended March 31, 2003, 2002, and 2001, respectively. The Company pays eSkye fees for computer services. NWS paid $150,000, $49,000, and $42,000 for computer services during the years ended March 31, 2003, 2002, and 2001, respectively.

        From time to time, NWS-Indiana has loaned money to its principal shareholders, James E. LaCrosse and Norma M. Johnston, the primary purpose of which was to provide the necessary funds to finance start-up expenses and working capital needs of NWS-Illinois, an affiliated company owned prior to the reorganization by Mr. LaCrosse, Mrs. Johnston and Martin H. Bart. As of March 31, 2001, total indebtedness of Mr. LaCrosse and Mrs. Johnston to NWS-Indiana was $4.7 million. The indebtedness was retired in September 2001 and 2002 through distributions. The proceeds of the loans were provided by Mr. LaCrosse and Mrs. Johnston to NWS-Illinois in the form of loans or additional capital contributions. This indebtedness to Mr. LaCrosse and Mrs. Johnston of $4.5 million, which matures in 2009, is subordinated to the senior notes and the credit facility, and bears interest at 8.0% (prime rate at March 31, 2001).

        On July 27, 1998, Mr. LaCrosse transferred substantially all of his non-voting stock to a family trust for estate-planning purposes. As part of this transfer and in addition to normal distributions for tax purposes, NWS distributed $3.6 million to Mr. LaCrosse, the family trust, and Mrs. Johnston in the annual period ended March 31, 2001. These distributions were made within the terms and conditions contained in the Company’s indenture governing its senior notes (including the limitation on restricted payments) and the credit facility. The family trust remitted these funds to Mr. LaCrosse in repayment of indebtedness for the non-voting stock that was purchased on July 27, 1998. Mr. LaCrosse and Mrs. Johnston then remitted $3.6 million to NWS-Indiana to reduce their indebtedness described above.

        NWS-Indiana and NWS-Illinois have operated as S corporations under the Internal Revenue Code of 1986 (Code), and their respective subsidiaries have all operated as qualified subchapter S subsidiaries under the Code or other similarly taxed pass-through entities (the “S Corp. Businesses”). NWS has elected to be treated as an S corporation under the Code and has elected or will elect for each of its subsidiaries to be treated as qualified subchapter S subsidiaries. The S Corp. Businesses have not been subject to tax on their respective net taxable incomes, and the shareholders of the S Corp. Businesses have been directly subject to tax on their respective proportionate shares of such net taxable income. NWS-Indiana and NWS-Illinois have historically made cash distributions to Mr. LaCrosse, Mrs. Johnston and Mr. Bart in amounts equal to or greater than their respective tax obligations related to the S Corp. Businesses. The aggregate amount of these distributions during 2003, 2002 and 2001 were $9.4 million, $8.5 million and $10.6 million, respectively. The terms of the senior notes and the credit facility permit NWS to make distributions to shareholders with respect to their tax liabilities subject to certain conditions and limitations.

         Mr. Martin Bart is a minority shareholder of NWS-Illinois. NWS-Illinois paid a company owned by Mr. Bart approximately $0.1 million, $0.2 million and $0.2 million during each of fiscal years 2003, 2002 and 2001, respectively, for certain consulting services provided by Mr. Bart to NWS-Illinois. In addition, NWS owns a condominium in which Mr. Bart formerly resided, and he reimbursed NWS $3,500 per month to reside in the NWS-owned condominium. During 1998, NWS-Indiana entered into a five-year non-compete agreement with James Beck, president of NWS-Indiana and a Director of NWS, under which Mr. Beck was paid $0.3 million by the Company. NWS-Indiana obtained certain inventory and other property related to the wholesale cigar distribution business previously operated by Mr. Beck.

        NWS pays “split-dollar” insurance premiums on seven insurance policies with a fair value of $15.4 million on the lives of Mr. LaCrosse and Mrs. Johnston. See Item 11-Executive Compensation. NWS is entitled to receive reimbursement for all premiums paid out of the proceeds of these policies upon the death of Mr. LaCrosse and Mrs. Johnston. Premiums paid by NWS were $328,000 for each of the annual periods ended March 31, 2003, 2002 and 2001. The LaCrosse Family Trust is the beneficiary of those policies.

Item 14.        Controls and Procedures

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 15.        Principal Accountant Fees and Services

        Audit Fees  Aggregate fees billed by Deloitte & Touche in connection with the audit of the 2003 financial statements and review of financial statements included in NWS’ Forms 10-Q for 2003 totaled $241,207. Aggregate fees billed by Andersen in connection with the audit of the 2002 financial statements and review of financial statements included in NWS’ Forms 10-Q for 2002 totaled $263,829, some of which was paid in fiscal 2003.

        Audit Related Fees  The Company has paid no fees to Deloitte & Touche for audit related services. Aggregate fees billed by Andersen for audit related services in 2002 were $106,222. Those services consisted of an assessment of NWS’ internal controls.

        The Company paid no fees to the principal accountant for tax services or other services in fiscal 2002 or 2003.

PART IV

Item 16.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report.

1.	Financial Statements

Page(s) in this Report

Reports of Independent Auditors	26-28

Consolidated balance sheets — March 31, 2003 & 2002	29

Consolidated statements of income — Years ended March 31, 2003, 2002 & 2001	30

Consolidated statements of stockholders' equity — Years ended March 31, 2003, 2002 & 2001	31

Consolidated statements of cash flows — Years ended March 31, 2003, 2002 & 2001	32

Notes to consolidated financial statements	33-48

2.	Financial Statement Schedule

Schedule II - Valuation & Qualifying Accounts & Reserves	57

Schedules other than those listed above are omitted as they are not required, or not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits

See the Index to Exhibits on pages 59 and 60 of this Form 10-K, which is incorporated by reference herein.

(b)	Reports on Form 8-K. Item.

Form 8-K dated January 3, 2003	Item 5
Form 8-K dated February 3, 2003	Item 5
Form 8-K dated February 20, 2003	Item 5
Form 8-K dated March 4, 2003	Item 9

NATIONAL WINE & SPIRITS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions			Balance at End of Period
Year ended March 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$1,291,000	$329,000	$	---		$346,000	(1)	$1,274,000
LIFO reserve	10,657,000	256,000		---	$	---		$10,913,000

Total	$11,948,000	$585,000	$	---		$346,000		$12,187,000

Year ended March 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$1,737,000	$552,000	$	---		$998,000	(1)	$1,291,000
LIFO reserve	9,761,000	896,000		---	$	---		10,657,000

Total	$11,498,000	$1,448,000	$	---		$998,000		$11,948,000

Year ended March 31, 2001
Deducted from asset account:
Allowance for doubtful accounts	$1,412,000	$599,000	$	---		$274,000	(1)	$1,737,000
LIFO reserve	8,485,000	1,276,000		---		---		9,761,000

Total	$9,897,000	$1,875,000	$	---		$274,000		$11,498,000

(1)	Uncollectible accounts written off, net of recoveries.

(Remainder of page intentionally left blank.)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 1, 2003.

NATIONAL WINE & SPIRITS, INC. By: /s/ James E. LaCrosse James E. LaCrosse, Chairman, President, Chief Executive Officer, and Chief Financial Officer

        Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed on the 1st day of July, 2003 by the following persons in the capacities indicated:

SIGNATURE	TITLE

/s/ James E. LaCrosse James E. LaCrosse	Chairman, President, Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer

/s/ J. Smoke Wallin J. Smoke Wallin	Director, Executive Vice President, and Secretary

/s/ James R. Beck James R. Beck	Director

Mitchell T. Stoltz	Director

William Cockrum	Director

/s/ Norma M. Johnston Norma M. Johnston	Director

/s/ Vaughn D. Bryson Vaughn D. Bryson	Director

/s/ Catherine M. LaCrosse Catherine M. LaCrosse	Director

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of National Wine & Spirits, Inc. (Incorporated by reference to exhibit 3.1 to the Company's annual report Form 10K for the year ended March 31, 2000.)

3.2	Amended and Restated Bylaws of National Wine & Spirits, Inc. (Incorporated by reference to exhibit 3.2 to the Company's annual report Form 10K for the year ended March 31, 2000.)

3.3	Articles of Incorporation of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.3 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.4	Bylaws of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.4 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.5	Articles of Incorporation of NWS, Inc. (incorporated by reference Exhibit 3.5 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.6	Bylaws of NWS, Inc. (incorporated by reference Exhibit 3.6 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.7	Articles of Incorporation of NWS Michigan, Inc. (incorporated by reference Exhibit 3.7 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.8	Bylaws of NWS Michigan, Inc. (incorporated by reference Exhibit 3.8 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.9	Articles of Organization of NWS-Illinois, LLC (incorporated by reference Exhibit 3.9 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.10	Operating Agreement of NWS-Illinois, LLC (incorporated by reference Exhibit 3.10 to the Company's Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

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

10.1
Purchase Agreement, dated January 20, 1999, among National Wine & Spirits, Inc., the Subsidiary Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10(a) to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

10.2	Credit Agreement, dated as of March 31, 2003, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent.

12	Statement regarding computation of ratios.

21	List of subsidiaries (incorporated by reference Exhibit 21 to the Company's Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

99.1	Forward - Looking Statements.

99.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3	Letter to SEC regarding representations of Arthur Andersen LLP (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K filed May 24, 2002).