Form 10-Q
period 2003-06-30
NATIONAL WINE & SPIRITS INC
filed 2003-08-13
CIK 1081971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 2003.

or

       [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the transition period from ______________ to ______________.

Commission File Number:  333-74589

NATIONAL WINE & SPIRITS, INC.
(Exact name of registrant as specified in its charter)

Indiana		35-206449
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

700 W. Morris Street, P. O. Box 1602, Indianapolis, Indiana		46206
(Address of principal executive offices)		(Zip Code)

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of August 13, 2003 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.
Quarterly Report
For the period ended June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2003 (unaudited)	March 31, 2003 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$788	$5,820
Accounts receivable:
Trade, less allowance for doubtful accounts	36,403	31,888
Vendor, less allowance for doubtful accounts	5,973	11,369
Inventory	74,277	82,982
Prepaid expenses	5,847	4,301

Total current assets	123,288	136,360

Property and equipment, net	35,261	36,498
Other assets:
Intangible assets, net of amortization	17,335	18,328
Investment in Commonwealth Wine & Spirits, LLC	5,674	5,637
Cash surrender value of life insurance	3,878	3,815
Goodwill	1,246	1,246
Deferred pension costs	715	715
Deposits and other	596	596
Notes receivable	418	513

Total other assets	29,862	30,850

Total assets	$188,411	$203,708

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$39,667	$39,550
Accrued payroll and payroll taxes	5,036	7,486
Excise taxes payable	3,580	4,503
Other accrued expenses	16,528	13,638

Total current liabilities	64,811	65,177

Deferred pension liability	3,005	3,005
Distribution rights obligations	8,933	9,369
Long-term debt	86,657	98,303

Total liabilities	163,406	175,854

Stockholders' equity:
Voting common stock, $.01 par value. 200,000 shares
authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value 20,000,000 shares
authorized, 5,226,001 shares issued and outstanding shares	53	53
Additional paid-in capital	25,009	25,009
Retained earnings	2,232	5,081
Accumulated other comprehensive income-unrecognized net pension loss	(2,290)	(2,290)

Total stockholders' equity	25,005	27,854

Total liabilities and stockholders' equity	$188,411	$203,708

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30, 2003	June 30, 2002

Net product sales	$137,910	$177,201
Distribution fees	6,124	5,531

Total revenue	144,034	182,732

Cost of products sold	109,149	139,569

Gross profit	34,885	43,163

Selling, general and administrative expenses:
Warehouse and delivery	9,254	9,877
Selling	14,898	14,895
Administrative	9,176	11,358

	33,328	36,130

Income from operations	1,557	7,033

Interest expense:
Related parties	(44)	(50)
Third parties	(2,386)	(2,769)
Gain from repurchase of long term debt	700	---

	(1,730)	(2,819)

Other income:
Interest income	11	50
Rental and other income	26	111
Equity in income of Commonwealth Wine & Spirits, LLC	97	179
Equity in losses of eSkye Solutions, Inc.	---	(160)

Total other income	134	180

Net income (loss)	$(39)	$4,394

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30, 2003	June 30, 2002
Operating activities:
Net income (loss)	$(39)	$4,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,595	1,646
Amortization of intangible assets	781	595
Equity in losses of eSkye Solutions, Inc.	---	160
Equity in earnings of Commonwealth Wine & Spirits, LLC	(97)	(179)
Provision for bad debt expense	129	127
(Gain) loss on repurchase of long term debt	(700)	---
Gain on sales of assets	(273)	(26)
Increase in cash surrender value of life insurance	(63)	(68)
Changes in operating assets and liabilities
Accounts receivable	969	(10,088)
Inventories	8,705	(2,996)
Prepaid expenses	(1,546)	831
Deposits and other	3	(1)
Accounts payable	117	(324)
Accrued expenses and taxes	(483)	1,774

Net cash and cash equivalents provided (used) by operating activities	9,098	(4,155)

Investing activities:
Purchases of property and equipment	(384)	(1,279)
Purchases of intangible assets	(56)	---
Proceeds from sale of property and equipment	82	26
Distributions from Commonwealth Wine & Spirits, LLC	60	528
Collections on notes receivable	95	86

Net cash and cash equivalents used by investing activities	(203)	(639)

Financing activities:
Proceeds from line of credit borrowings	18,200	10,750
Principal payments on line of credit borrowings	(20,200)	(10,750)
Principal payments on long-term debt, including purchases of senior	(8,681)	---
notes
Proceeds of borrowings from stockholder	---	50
Payments of distribution rights obligations	(436)	---
Receipts on notes receivable from stockholders and others	---	(30)
Distributions to stockholders	(2,810)	---

Net cash and cash equivalents provided (used) by financing activities	(13,927)	20

Net decrease in cash and cash equivalents	(5,032)	(4,774)
Cash and cash equivalents, beginning of period	5,820	11,735

Cash and cash equivalents, end of period	$788	$6,961

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (“NWS” or the “Company”), an S-Corporation, is a holding company which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (“NWSC”) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (“NWS-LLC”) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (“NWSM”) and National Wine & Spirits, LLC (“NWSM-LLC”) are distributors of liquor and non-alcoholic products throughout Michigan. NWSM distributes products as an Authorized Distribution Agent (“ADA”) for the State of Michigan and derives revenue from distribution fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 7. Based in Connecticut, U.S. Beverage, LLC (“USB”) distributes and markets import and craft beer along with malt based products throughout the United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

There were no amounts included in comprehensive income (loss) for the three-month period ended June 30, 2003 other than net income (loss).

The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Reclassifications

Certain amounts from prior year’s financial statements have been reclassified to conform to the current year presentation. The Consolidated Balance Sheet has been reclassified to include additional disclosure relating to accounts receivable vendor and distribution rights obligations.

2.    Inventory

Inventory is comprised of the following:

	June 30, 2003	March 31, 2003
Inventory at FIFO	$84,940,000	$93,895,000
Less: LIFO reserve	10,663,000	10,913,000

	$74,227,000	$82,982,000

During the quarter ended June 30, 2003, certain inventory quantities were reduced, which resulted in a partial liquidation of a LIFO inventory layer carried at a cost which prevailed in a prior year.  For the quarter ended June 30, 2003, the effect of the liquidation was to decrease the cost of products sold and decrease the net loss by $300,000.

3.    Supplemental Cash Flow Information

Cash paid for interest during the three-month period ended June 30, 2003 and June 30, 2002 was $519,000 and $39,000, respectively.

NATIONAL WINE & SPIRITS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.    Debt

Long-term debt is comprised of the following:

	June 30, 2003	March 31, 2003
Senior notes payable (A)	$80,329,000	$89,975,000
Bank revolving line of credit (B)	2,000,000	4,000,000
Notes payable to stockholders	4,328,000	4,328,000

	86,657,000	98,303,000
Less: current maturities	---	---

	$86,657,000	$98,303,000

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

The Company purchased $9,646,000 of its senior notes on the open market in the quarter ended June 30, 2003. The notes were purchased for $8,681,000 plus accrued interest of $305,000. Related unamortized issuance costs of $265,000 were written off due to the purchase of the senior notes. The net gain on the purchase of $700,000 is included in interest expense.

(B)
On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana, that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. Line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. As of June 30, 2003, the applicable interest rate on the revolving line of credit was 4.25%. Commercial letters of credit of $4.5 million were issued for the self insured portion of NWS’ casualty insurance policies.

NATIONAL WINE & SPIRITS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at June 30, 2003.

5.    Commitments

The Company has future obligations for guaranteed minimum royalty payments related to certain distribution contracts. Existing agreements require minimum royalty payments of approximately $2,700,000 for fiscal year 2004. Because the Company believes that actual royalty payments will exceed the guaranteed minimum, royalty payments are recorded in cost of sales as royalties become payable.

6.    Intangible Assets

Intangible assets consist of the following:

		June 30, 2003		March 31, 2003
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$15,730,000	$2,330,000	$15,676,000	$1,683,000
Loan acquisition costs	10	4,251,000	1,816,000	4,716,000	1,890,000
Non-compete agreements	5	200,000	162,000	200,000	153,000

Total	7	$20,181,000	$4,308,000	$20,592,000	$3,726,000

Intangible Assets Not Subject to Amortization	Carrying Amount	Carrying Amount
Distribution rights	$1,462,000	$1,462,000

NATIONAL WINE & SPIRITS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.    Segment Reporting

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

	Three Months Ended

	June 30, 2003	June 30, 2002

Revenue from external customers
Product sales	$137,910,000	$177,201,000
All other	6,124,000	5,531,000
Segment income (loss)
Product sales	(85,000)	4,900,000
All other	46,000	(506,000)
Segment assets
Product sales	177,242,000	200,197,000
All other	11,169,000	10,072,000

8.    Litigation

The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

9.    Management Services Agreement

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003. As part of that agreement, NWS-LLC recorded approximately $2,529,000 as a reduction of operating expenses during the three months ended June 30, 2003 relating to the management services agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “intend,” “will,” “expect,” “anticipate,” “should,” “plans to,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company’s debt are forward-looking statements. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        The most comparable GAAP measure for EBITDA is net income (loss). Following is a reconciliation between net income (loss) and EBITDA for the three months ended June 30, 2003 and 2002.

	Three Months Ended
	June 30, 2003	June 30, 2002
	(in thousands)
Net Income (loss)	$(39)	$4,394
Interest expense	1,730	2,819
Depreciation	1,595	1,646
Amortization	781	595

EBITDA	$4,067	$9,454

        The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

        For the three months ended June 30, 2003, the Company’s EBITDA was $4.1 million, as compared to $9.5 million for the prior year’s comparable quarter. Net loss was $0.05 million for the three months ended June 30, 2003, versus net income of $4.4 million for the prior year's comparable quarter, primarily resulting from the decline the Company’s Illinois sales volume. The Company’s case volume and revenue from its Indiana, Michigan, and USB divisions remained stable for the three months ended June 30, 2003, as compared to the prior year’s comparable quarter. USB introduced Seagram Smooth, a malt based product that competes in the ready to drink market sector and, during the quarter ended June 30, 2003, USB incurred significant brand promotion and advertising expenses relating to the Seagram Smooth introduction and other seasonal brand investments. The Company has made significant progress in its evaluation and resizing of its Illinois operation during the quarter ended June 30, 2003. As the Company’s Illinois volume was decreasing during the quarter, certain wage and operating costs were incurred, while the benefits from the resizing will be experienced going forward. The Company believes that a more efficient Illinois organization has been formed and that it will benefit financially from any incremental volume with the reduced cost structure. In addition, as a result of this more efficient structure, the Company believes its Illinois operations present a viable and attractive alternative to suppliers in the Illinois market that could result in increased revenues.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        The Company repurchased approximately $9.6 million of its senior notes on the open market during the quarter ended June 30, 2003, resulting in approximately $80.3 million outstanding of the original $110 million senior notes that were originally issued. By reducing the Company’s interest expense through open market repurchases of senior notes, aggressive cost reduction initiatives in its Illinois business, and stable to increasing earnings and cash flow from Indiana, Michigan, and USB businesses, the Company expects to maintain adequate earnings and cash flow to fund working capital and debt service needs for the year ending March 31, 2004. Continuing efforts are also being made to replace lost revenue in Illinois.

        The Company was notified on July 8, 2003 that it had been selected as the exclusive distributor of Schieffelin & Somerset (“S&S”) spirits and wine brands in Indiana. NWS Indiana does not currently distribute the majority of S&S products, and brands added to the Indiana portfolio include Johnnie Walker Scotch, Hennessy Cognac, Tanqueray Gin, and Moet champagnes, among others. The distribution agreement extends for five years.

        The Company’s Illinois business has been negotiating with several new suppliers and has become the exclusive distributor of the wine brands of W.J. Deutsch & Sons in Illinois. The primary brand for this vendor is Yellow Tail, an Australian wine that is one of the fastest growing labels in the United States.

Results of Operations

        The following table includes information regarding total cases shipped by NWS during the three months ended June 30, 2003 compared with the comparable periods ended June 30, 2002:

	Three Months Ended June 30
	2003	2002	Percent Change
	(Cases in thousands)
Wine (product sales operations)	552	745	(25	.9)%
Spirits (product sales operations)	565	864	(34	.6)%
Spirits (distribution fee operations)	685	648	5.7%

Total wine and spirits	1,802	2,257	(20	.2)%
Other (including USB sales)	3,401	2,079	63.6%

Total	5,203	4,336	20.0%

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2003 Compared with Fiscal 2002

Revenue

        Total product revenue decreased $39.3 million to $137.9 million for the three months ended June 30, 2003 versus $177.2 million for the prior year’s comparable quarter. The revenue decrease for the quarter ended June 30, 2003 as compared to the prior year’s comparable quarter was primarily due to the reduced sales volume in the Company’s Illinois business. The Company’s Illinois business does not represent certain vendors due to distribution rights that were terminated during the last fiscal quarter of the year ended March 31, 2003. The loss of these distribution rights will continue to cause negative comparative revenue figures for the remainder of fiscal 2004. Product sales in the Company’s other divisions were up due to increased USB volume on existing brands and new product introductions. Fee revenue for the quarter ended June 30, 2003 increased 10.7% from the comparable prior annual period due to the addition of S&S brands being represented in the Company’s Michigan business. The Company commenced distribution and brokerage of the S&S brands during the quarter ended June 30, 2003, and expects to show positive distribution fee revenue for the remainder of the fiscal year, as compared to the prior fiscal year periods.

Gross Profit

        Gross margin on product sales decreased $8.9 million for the three months ended June 30, 2003 versus the prior year’s comparable quarter. The sales volume decline in the Company’s Illinois business was primarily responsible for the drop in gross margin dollars during the three months ended June 30, 2003, as compared to the prior year’s comparable quarter. Gross profit percentage on product sales of 20.8% was slightly below the prior year’s quarterly period of 21.2% due to USB receiving commissions in lieu of recording sales and cost of sales from Seagram cooler sales during the June 2002 quarterly period when the brands were in transition from Pernod Ricard to USB. The Company’s Illinois business was able to increase gross margin percentage slightly for the current quarterly period, as compared to the prior year’s quarterly period, on the reduced sales volume. Gross margin dollars for the Company’s other product markets were up from the prior year’s quarterly period due to the increased USB and Michigan sales volume.

Operating Expenses

        Total operating expenses decreased $2.8 million for the three months ended June 30, 2003 to $33.3 million. Aggressive cost reduction initiatives in the Company’s Illinois business were primarily responsible for the reduction in operating expenses during the three months ended June 30, 2003 as compared to the prior year’s comparable period. Although the Company’s USB division incurred significant product introduction and seasonal brand promotional expenses during the quarter ended June 30, 2003, they were offset by the cost reductions from the Illinois business.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Warehouse and delivery expenses were reduced by $0.6 million during the three months ended June 30, 2003 as compared to the prior year’s comparable period due to reductions in personnel and operations in the Company’s Illinois business. Warehouse and delivery expenses for the Company’s other divisions had only modest increases over the prior year’s comparable period since the increased USB volume is brokerage revenue and not shipped or handled by Company personnel.

        Selling expenses remained stable from the prior year’s comparable period, however, this was the result of significant cost reductions in the Company’s Illinois business, which were offset by additional advertising and brand promotion expenses incurred by the Company’s USB division during the three months ended June 30, 2003. The additional expenditures by the Company’s USB division were the result of a product launch during the quarter ended June 30, 2003 and seasonal brand promotional activities for existing brands.

        Administrative expense decreased $2.2 million for the three months ended June 30, 2003 as compared to the prior year’s comparable period. The decrease was primarily the result of payments of approximately $2.5 million received from Glazer’s Wholesale Drug Company (“Glazer”) as part of a management services agreement with Glazer for the Company’s Illinois division. Cost reductions for wages and related costs by the Company’s Illinois business were offset by increased costs for professional fees and health care across all divisions.

Income From Operations

        Operating income of $1.6 million for the three months ended June 30, 2003, was $5.5 million lower than the prior year’s comparable period. The decline in revenue and resulting decrease in operating income from the Company’s Illinois business was primarily responsible for the decrease in operating income.

Interest Expense

        Interest expense declined $1.1 million to $1.7 million for the three months ended June 30, 2003 as compared to the prior year’s comparable period. Gains from the discounted repurchases of the Company’s senior notes and reduced long term debt levels were primarily responsible for the decreased expense. The Company repurchased $9.6 million of its senior notes on the open market during the quarter ended June 30, 2003 at 90% of face value and expensed associated unamortized debt issuance costs resulting in a $0.7 million gain. The Company’s long-term debt at June 30, 2003 of $86.7 million was $23.2 million lower than the June 30, 2002 balance, resulting in reduced interest expense during the quarter ended June 30, 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income

        Other income remained stable with the prior year’s comparable period due to reduced rental income and decreased income from the Company’s equity in earnings from Commonwealth Wine & Spirits, LLC. The reductions were offset by the losses from the investment in eSkye Solutions, Inc. that were incurred during the prior year’s comparable quarter but not during the current year’s quarterly period.

Net Loss

        Net income declined from $4.4 million during the prior year’s quarter to a net loss of approximately $0.05 million for the three months ended June 30, 2003. The net loss from the Company’s Illinois business, which was not offset by other divisions, was primarily responsible for the drop in net income during the three months ended June 30, 2003, as compared to the prior year’s comparable quarter.

EBITDA

        For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended June 30, 2003 was $4.1 million as compared to $9.5 million for the prior year’s comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

        The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its U.S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

        At June 30, 2003, the Company had $2.0 million of outstanding advances on its $40.0 million revolving line of credit facility along with $4.5 million of letters of credit outstanding, resulting in availability of $33.5 million. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s revolver rate of interest was 4.25% at June 30, 2003. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        The Company generated $9.1 million in net cash from operating activities for the three months ended June 30, 2003, as compared to cash used of $4.2 million for the prior year’s comparable period. This $13.3 million variance was primarily due to the Illinois business’ net reductions in inventories, receivables, and payment of current liabilities. The Company’s net proceeds from the reduction of Illinois working capital was approximately $15.4 million for the three months ended June 30, 2003. Cash provided by net income (loss) and adjustments for depreciation and amortization were $2.3 million for the three months ended June 30, 2003, as compared to $6.6 million for the prior year’s comparable period.

        Net cash used by investing activities was $0.2 million for the three months ended June 30, 2003, a decrease of $0.4 million from the comparable prior year’s period. The decreased use of cash, as compared to the prior year’s comparable period, was primarily due to reduced capital expenditures of $0.9 million. The Company reduced its capital expenditures during the first fiscal quarter of fiscal 2004 due to the reduction in the Illinois business. The Company intends to continue the reduced level of capital expenditures during fiscal 2004 at maintenance levels between $2.0 million and $2.5 million.

        Net cash used by financing activities increased by $13.9 million for the three months ended June 30, 2003 as compared to the prior year’s comparable period. Purchases of the Company’s senior notes in the open market and stockholder distributions for federal income tax estimates were primarily responsible for the increased use of funds by financing activities. The Company purchased $9.6 million of its senior notes at approximately 90% of face, plus accrued interest, during the three months ended June 30, 2003. The Company may continue to selectively pursue repurchase opportunities in the open market during fiscal 2004. The revolving credit facility allows up to $30 million of debt repurchases subsequent to March 31, 2003, if after giving effect to the purchase, there is $15 million of availability under the $40 million revolving credit facility. Outstanding advances on the revolving credit facility were $2.0 million at June 30, 2003, which was used for working capital needs. The Company will utilize the positive cash flow from the downsizing of Illinois operations, existing cash, and its credit facility to fund operations and possible additional senior note repurchases during fiscal 2004. The Company’s distributions to stockholders increased by $2.8 million for the three months ended June 30, 2003, as compared to the prior year’s comparable period. Stockholder distributions during the quarter ended June 30, 2003 were used by the stockholders for income tax estimates. The Company expects stockholder distributions to be reduced during fiscal 2004 due to reduced tax liabilities. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture.

        Total assets decreased to $188.4 million at June 30, 2003, a $15.3 million decrease from March 31, 2003. The decrease in assets was primarily due to the collection of supplier receivables, and inventory reduction related to the terminated supplier distribution rights in Illinois. Cash balances decreased $5.0 million during the three months ended June 30, 2003 due to funding of open market senior note repurchases and stockholder distributions. Trade accounts receivable balances at June 30, 2003 were $4.5 million higher than the March 31, 2003 balances, primarily from the increased USB sales volume, which more than offset the reduction of Illinois accounts receivable balances. Total debt of $86.7 million at June 30, 2003 as compared to March 31, 2003 decreased due to the Company’s repurchase of $9.6 million of its senior notes on the open market and repayment of $2.0 million of the revolving credit facility. Equity decreased to $25.0 million at June 30, 2003 as compared to March 31, 2003 due to the stockholder distributions of $2.8 million.

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

        Vendor Allowances Received. The Company records vendor allowances and discounts in accordance with EITF 02-16: Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The Company receives allowances from vendors as a result of purchasing and promoting their products. Vendor allowances provided as a reimbursement of specific, incremental, and identifiable costs incurred to promote a vendor’s products are recorded as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of the Company’s cost to promote a vendor’s product, or vendor allowances directly related to purchase of a vendor’s product are initially deferred. The deferred amounts are then recorded as a reduction of cost of goods sold when the related product is sold.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

        The significant declines in the financial markets over the past two years coupled with the decline in interest rates have caused the Company’s accumulated pension obligation to exceed the fair value of the related plan assets. As a result, for fiscal 2003 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $1.1 million. This charge may be reversed in future periods if market conditions improve or interest rates rise.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recently Issued Accounting Pronouncements

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

        The Company adopted the Emerging Issues Task Force Issue 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor for arrangements either modified or created after December 31, 2002. This statement reached a consensus that cash consideration represents a reimbursement of costs incurred by the customer to sell the vendor’s products and should be characterized as a reduction of that cost when recognized in the customer’s income statement if the cash consideration represents a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products or services. If the amount of cash consideration paid by the vendor exceeds the cost being reimbursed, that excess amount should be characterized in the customer’s statement of operations as a reduction of cost of sales when recognized in the customer’s statement of operations.

        The Company has reviewed its accounting policies and methods and concluded that the recording of cash consideration received from vendors were recorded in accordance with the statement.

        Accordingly, the Company receives allowances from vendors as a result of purchasing and promoting their products. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of the Company’s cost to promote a vendor’s product, or vendor allowances directly related to purchase of a vendor’s product are initially deferred. The deferred amounts are then recorded as a reduction of cost of goods sold when the related product is sold.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS 150 will not have a material impact on the Company’s results of operations or financial position.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at June 30, 2003:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed	$ ---	$ ---	$ ---	$ ---	$ ---	$80,329,000	$80,329,000	$71,493,000
Avg. Rate	---	---	---	---	---	10.125%	10.125%
Variable	$ ---	$ ---	$ ---	$ ---	$ ---	$6,328,000	$6,328,000	$ 6,328,000
Avg. Rate	---	---	---	---	---	4.08%	4.08%

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

Item 4.    Controls and Procedures

        As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The stockholders of National Wine & Spirits, Inc. voted unanimously, via written consent, to remove Martin H. Bart from the Board of Directors effective April 1, 2003.

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

Item 6.    Exhibits

(a)	Exhibits

(10)	Amendment No. 1 to Credit Agreement by and among National Wine & Spirits, Inc. and the financial institutions named therein, dated as of June 30, 2003
(31)	Section 302 Certification
(99)	Exhibit 99 - Forward-Looking Statements

(b)	Reports on Form 8-K	Item.

Form 8-K dated July 2, 2003	Item 5

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2003.

NATIONAL WINE & SPIRITS, INC. By: /s/ James E. LaCrosse James E. LaCrosse, Chairman, President, Chief Executive Officer, and Chief Financial Officer