Form 10-Q
period 2003-09-30
NATIONAL WINE & SPIRITS INC
filed 2003-11-13
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-74589

NATIONAL WINE & SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-206449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

700 West Morris Street, P.O. Box 1602 Indianapolis, Indiana	46206
(Address of principal executive offices)	(Zip Code)

(317) 636-6092

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of November 5, 2003 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended September 30, 2003

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2003 (unaudited) and March 31, 2003	2

	Condensed Consolidated Statements of Operations (unaudited) Three Months Ended September 30, 2003 and 2002; Six Months Ended September 30, 2003 and 2002	3

	Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended September 30, 2003 and 2002	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 5.	Other Events	25

Item 6.	Exhibits and Reports on Form 8-K	25

	Signature	26

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2003	March 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,967	$5,820
Accounts receivable:
Trade, less allowance for doubtful accounts	30,758	31,888
Vendor, less allowance for doubtful accounts	5,735	11,369
Inventory	84,226	82,982
Prepaid expenses	3,775	4,301

Total current assets	126,461	136,360

Property and equipment, net	33,947	36,498
Other assets:
Intangible assets, net of amortization	31,437	18,328
Investment in Commonwealth Wine & Spirits, LLC	5,406	5,637
Cash surrender value of life insurance	3,891	3,815
Goodwill	1,246	1,246
Deferred pension costs	715	715
Deposits and other	585	596
Notes receivable	418	513

Total other assets	43,698	30,850

Total assets	$204,106	$203,708

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$46,950	$39,550
Accrued payroll and payroll taxes	5,710	7,486
Excise taxes payable	4,749	4,503
Other accrued expenses	15,124	13,638

Total current liabilities	72,533	65,177

Deferred pension liability	3,005	3,005
Distribution rights obligations	21,172	9,369
Long-term debt	84,657	98,303

Total liabilities	181,367	175,854

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value 20,000,000 shares authorized, 5,226,001 shares issued and outstanding shares	53	53
Additional paid-in capital	25,009	25,009
Accumulated earnings (deficit)	(34)	5,081
Accumulated other comprehensive loss-unrecognized net pension loss	(2,290)	(2,290)

Total stockholders’ equity	22,739	27,854

Total liabilities and stockholders’ equity	$204,106	$203,708

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net product sales	$121,430	$169,612	$259,340	$346,813
Distribution fees	7,275	5,924	13,400	11,455

Total revenue	128,705	175,536	272,740	358,268

Cost of products sold	99,660	136,092	208,810	275,661

Gross profit	29,045	39,444	63,930	82,607

Selling, general and administrative expenses:
Warehouse and delivery	9,166	9,831	18,421	19,708
Selling	11,548	14,482	26,446	29,377
Administrative	8,419	11,786	17,594	23,144

	29,133	36,099	62,461	72,229

Income (loss) from operations	(88)	3,345	1,469	10,378

Interest expense:
Related parties	(43)	(51)	(87)	(101)
Third parties	(2,090)	(2,777)	(4,476)	(5,546)
Gain from repurchase of long term debt	—	—	700	—

	(2,133)	(2,828)	(3,863)	(5,647)
Other income (expense):
Interest income	4	61	15	111
Rental and other income	17	60	43	171
Equity in income (loss) of Commonwealth Wine & Spirits, LLC	(66)	(7)	31	172
Equity in losses of eSkye Solutions, Inc.	—	—	—	(160)

Total other income (expense)	(45)	114	89	294

Net income (loss)	$(2,266)	$631	$(2,305)	$5,025

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	September 30, 2003	September 30, 2002
Operating activities:
Net income (loss)	$(2,305)	$5,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	3,208	3,325
Amortization of intangible assets	2,211	1,123
Equity in losses of eSkye Solutions, Inc.	—	160
Equity in earnings of Commonwealth Wine & Spirits, LLC	(31)	(172)
Provision for bad debt expense	280	304
Gain on repurchase of long term debt	(700)	—
Gain on sales of assets	(266)	(30)
Increase in cash surrender value of life insurance	(76)	(77)
Changes in operating assets and liabilities
Accounts receivable	6,630	(3,596)
Inventories	(1,243)	(1,178)
Prepaid expenses	526	595
Deposits and other	13	(2)
Accounts payable	7,399	(3,037)
Accrued expenses and taxes	(2,408)	(636)

Net cash and cash equivalents provided (used) by operating activities	13,238	1,804

Investing activities:
Purchases of property and equipment	(709)	(1,627)

Proceeds from sale of property and equipment	171	55
Distributions from Commonwealth Wine & Spirits, LLC	262	797
Collections on notes receivable	95	173

Net cash and cash equivalents used by investing activities	(181)	(602)

Financing activities:
Proceeds from line of credit borrowings	47,600	—
Principal payments on line of credit borrowings	(51,600)	—
Principal payments on long-term debt, including purchases of senior notes	(8,681)	—
Proceeds of borrowings from stockholder	—	51
Payments of distribution rights obligations	(1,419)	—
Receipts on notes receivable from stockholders and others	—	2,628
Distributions to stockholders	(2,810)	(5,364)

Net cash and cash equivalents used by financing activities	(16,910)	(2,685)

Net decrease in cash and cash equivalents	(3,853)	(1,483)
Cash and cash equivalents, beginning of period	5,820	11,735

Cash and cash equivalents, end of period	$1,967	$10,252

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended September, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

There were no amounts included in comprehensive income (loss) for the six-month period ended September 30, 2003 other than net income (loss).

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

2. Inventory

Inventory is comprised of the following:

	September 30, 2003	March 31, 2003
Inventory at FIFO	$94,779,000	$93,895,000
Less: LIFO reserve	10,553,000	10,913,000

	$84,226,000	$82,982,000

During the six months ended September 30, 2003, certain inventory quantities were reduced, which resulted in a partial liquidation of a LIFO inventory layer carried at a cost which prevailed in a prior year. For the six months ended September 30, 2003, the effect of the liquidation and seasonality of inventory was a decrease in the cost of products sold and a decrease in the net loss by $360,000.

3. Supplemental Cash Flow Information

Cash paid for interest during the six-month period ended September 30, 2003 and September 30, 2002 was $4,160,000 and $5,756,000, respectively. As further discussed in note 9, non-cash additions of distributions rights of approximately $17,500,000, discounted to $15,587,000 were added to the Company’s intangibles and long-term obligation sections of the balance sheet.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Debt

Long-term debt is comprised of the following:

	September 30, 2003	March 31, 2003
Senior notes payable (A)	$80,329,000	$89,975,000
Bank revolving line of credit (B)	—	4,000,000
Notes payable to stockholders	4,328,000	4,328,000

	84,657,000	98,303,000
Less: current maturities	—	—

	$84,657,000	$98,303,000

(A)	On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several. NWS is a holding company and has no independent assets or operations.

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

(B)

On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana, that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. Line of credit

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. As of September 30, 2003, the applicable interest rate on the revolving line of credit was 4.00%. Commercial letters of credit of $2.3 million were issued for the self insured portion of NWS’ casualty insurance policies.

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at September 30, 2003.

5. Commitments

The Company had future obligations for guaranteed minimum royalty payments related to certain distribution contracts. Existing agreements required minimum royalty payments of approximately $2,700,000 for fiscal year 2004. As of September 30, 2003, the Company has made payments exceeding the required minimum royalties.

6. Intangible Assets

Intangible assets consist of the following:

		September 30, 2003		March 31, 2003
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$31,262,000	$3,618,000	$15,676,000	$1,683,000
Loan acquisition costs	10	4,169,000	1,851,000	4,716,000	1,890,000
Non-compete agreements	5	200,000	173,000	200,000	153,000

Total	7	$35,631,000	$5,642,000	$20,592,000	$3,726,000

Intangible Assets Not Subject to Amortization	Carrying Amount	Carrying Amount
Distribution rights	$1,448,000	$1,462,000

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

	Three Months Ended		Six Months Ended
	September 30 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue from external customers
Product sales	$121,430,000	$169,612,000	$259,340,000	$346,813,000
All other	7,275,000	5,924,000	13,400,000	11,455,000
Segment income (loss)
Product sales	(3,176,000)	852,000	(3,261,000)	5,752,000
All other	910,000	(221,000)	956,000	(727,000)
Segment assets
Product sales	192,023,000	192,704,000	192,023,000	192,704,000
All other	12,083,000	10,368,000	12,083,000	10,368,000

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

9. Vendor Distribution Agreements

NWSC entered into a contract for distributing certain products during the quarter ended September 30, 2003, which will be on an exclusive basis January 1, 2004. Required payments for this agreement, combined with incremental payments triggered from a previous distribution agreement total $17,500,000, of which $16,892,000 is unpaid as of September 30, 2003. Payments are required on a quarterly basis through July 2009 and June 2011, respectively. NWSC has imputed interest for the obligations at 4.0% and recorded a discount on the obligation which reduced the related intangible asset by $1,913,000. These assets will be amortized over the life of their respective contracts.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10. Management Services Agreement

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003. As part of that agreement, NWS-LLC recorded approximately $2,664,000 and $5,193,000 as a reduction of operating expenses during the three months and six months ended September 30, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

EBITDA is used throughout this Item as a financial indicator. Each reference to EBITDA herein is qualified by reference to, and should be read in conjunction with this paragraph, the following two paragraphs and the reconciliation below. EBITDA, as used herein, is defined as net income plus interest expense, depreciation and amortization. EBITDA should not be construed as an alternative to income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Furthermore, EBITDA is a non-GAAP financial measure within the meaning of Regulation G. EBITDA is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. EBITDA is presented because management uses it to set targets and monitor and assess financial performance. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

The most comparable GAAP measure for EBITDA is net income (loss). Following is a reconciliation between net income (loss) and EBITDA for the three months, and six months, ended September 30, 2003 and 2002, respectively.

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(in thousands)		(in thousands)
Net Income (loss)	$(2,266)	$631	$(2,305)	$5,025
Interest expense	2,133	2,828	3,863	5,647
Depreciation	1,613	1,678	3,208	3,325
Amortization	1,430	528	2,211	1,123

EBITDA	$2,910	$5,665	$6,977	$15,120

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

For the three months ended September 30, 2003, the Company’s EBITDA was $2.9 million, as compared to $5.7 million for the prior year’s comparable quarter. Net loss was $2.3 million for the three months ended September 30, 2003, versus net income of $0.6 million for the prior year’s comparable quarter, primarily resulting from the decline in the Company’s Illinois sales volume and lower than expected sales from the Company’s USB division. The Company’s case volume and revenue from its Indiana and Michigan operations improved for the three months ended September 30, 2003, as compared to the prior year’s comparable quarter through organic growth and additional brands. In late October, Future Brands named the Company as its sole broker for the state of Michigan effective January 2004, a move which will strengthen ties with this important supplier.

The Company’s Illinois division experienced reduced sales volume, as compared to the prior year’s comparable quarter, resulting from the loss of certain distribution rights that occurred during the last fiscal quarter of the year ended March 31, 2003. The Company is pursuing additional volume and brand representation for its Illinois division, and the Company believes its Illinois operations present a viable and attractive alternative to suppliers in the Illinois market.

USB introduced Seagram Smooth, a malt based product that competes in the ready-to-drink market sector, during the quarter ended June 30, 2003. The Company’s expenses relating to this product introduction and other brand promotion activities are being reviewed while selected advertising expenditures have been modified due to lower than expected sales volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

For the six months ended September 30, 2003, the Company’s EBITDA was $7.0 million, as compared to $15.1 million for the prior year’s comparable quarter. Net loss was $2.3 million for the six months ended September 30, 2003, versus net income of $5.0 million for the prior year’s comparable period, primarily resulting from the decline in the Company’s Illinois sales volume. The Company’s USB sales volume increased significantly from the prior year’s period due to the new product introductions, however, the associated brand promotion and advertising costs have more than offset the incremental gross margin. The Company’s case volume and revenue from its Indiana and Michigan operations have improved for the six months ended September 30, 2003, as compared to the prior year’s comparable period.

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months and six months ended September 30, 2003, compared with the comparable periods ended September 30, 2002:

	Three Months Ended September 30			Six Months Ended September 30
	2003	2002	Percent Change	2003	2002	Percent Change
	(Cases in thousands)			(Cases in thousands)
Wine (product sales operations)	567	646	(12.1)%	1,119	1,391	(19.6)%
Spirits (product sales operations)	517	803	(35.7)%	1,082	1,667	(35.1)%
Spirits (distribution fee operations)	750	651	15.2%	1,435	1,299	10.5%

Total wine and spirits	1,834	2,100	(12.7)%	3,636	4,357	(16.6)%

Other (including USB sales)	2,827	2,950	(4.2)%	6,228	5,029	23.8%

Total	4,661	5,050	(7.7)%	9,864	9,386	5.1%

Three Months Ended September 30, 2003, Compared with the Three Months Ended September 30, 2002.

Revenue

Total product revenue decreased $48.2 million to $121.4 million for the three months ended September 30, 2003 versus $169.6 million for the prior year’s comparable quarter. The revenue decrease for the quarter ended September 30, 2003 as compared to the prior year’s comparable quarter was primarily due to the reduced sales volume in the Company’s Illinois business which is expected to continue to cause negative comparative revenue figures for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

remainder of fiscal 2004. Product sales in the Company’s Indiana and Michigan operations were up due to the addition of the Diageo (“DEO”) and Schieffelin & Somerset (“S&S”) brands. Fee revenue for the quarter ended September 30, 2003 increased 22.8% from the prior year’s comparable quarter due to the addition of S&S brands being represented in the Company’s Michigan business. Case sales for the Michigan distribution fee business increased 15.2% from the prior year’s comparable quarter. The Company commenced distribution and brokerage of the S&S brands during the quarter ended June 30, 2003, and expects to show increased distribution fee revenue for the remainder of the fiscal year, in comparison to the prior fiscal year periods.

Gross Profit

Gross margin on product sales decreased $11.8 million for the three months ended September 30, 2003 versus the prior year’s comparable quarter. The sales volume decline in the Company’s Illinois business was primarily responsible for the drop in gross margin dollars during the three months ended September 30, 2003, as compared to the prior year’s comparable quarter. Gross profit percentage on product sales of 17.9% was below the prior year’s comparable quarter of 19.8% due to reduced margins in the Company’s USB division and amortization of distribution rights in the Company’s Indiana division.

Operating Expenses

Total operating expenses decreased $7.0 million, or 19.3%, as compared to the prior year’s comparable period for the three months ended September 30, 2003, to $29.1 million. Staffing adjustments and cost reduction initiatives in the Company’s Illinois business were primarily responsible for the reduction in operating expenses during the three months ended September 30, 2003 as compared to the prior year’s comparable period. The Company’s USB division was able to reduce certain discretionary selling costs during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Warehouse and delivery expenses were reduced by $0.7 million during the three months ended September 30, 2003 as compared to the prior year’s comparable period due to reductions in personnel and operations in the Company’s Illinois business. Warehouse and delivery expenses for the Company’s other operations had only modest increases over the prior year’s comparable period.

Selling expenses decreased $2.9 million from the prior year’s comparable period, as a result of significant cost reductions in the Company’s Illinois business. The Company’s Illinois division has significantly reduced sales salaries and commissions commensurate with the reduced sales volume. The Company’s USB division was able to reduce various sales related costs despite increased brand promotion expenditures as compared to the prior year’s comparable quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Administrative expense decreased $3.4 million for the three months ended September 30, 2003 as compared to the prior year’s comparable period. The decrease was primarily the result of payments of approximately $2.7 million received from Glazer’s Wholesale Drug Company (“Glazer”) as part of a management services agreement with Glazer for the Company’s Illinois division. Cost reductions for wages and related costs by the Company’s Illinois business offset increased costs for professional fees and health care in the Company’s other operations.

Loss From Operations

Operating income declined $3.4 million for the three months ended September 30, 2003, to a loss of $0.1 million, versus income of $3.3 million for the prior year’s comparable quarter. The decline in revenue from the Company’s Illinois division, reduced margins and the increased brand promotion costs in the Company’s USB division were primarily responsible for the decrease in operating income.

Interest Expense

Interest expense declined $0.7 million to $2.1 million for the three months ended September 30, 2003 as compared to the prior year’s comparable period. The Company’s long-term debt at September 30, 2003 of $84.7 million was $27.8 million lower than the September 30, 2002 balance, resulting in reduced interest expense during the quarter ended September 30, 2003.

Other Income

Other income declined by $0.2 million due to reduced rental income and decreased income from the Company’s equity in earnings from Commonwealth Wine & Spirits, LLC.

Net Loss

Net income declined from $0.6 million from the prior year’s comparable quarter to a net loss of $2.3 million for the three months ended September 30, 2003. Net losses at the Company’s Illinois and USB operations were primarily responsible for the drop in net income during the three months ended September 30, 2003, as compared to the prior year’s comparable quarter.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended September 30, 2003 was $2.9 million as compared to $5.7 million for the prior year’s comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Six Months Ended September 30, 2003, Compared with the Six Months Ended September 30, 2002

Revenue

Total product revenue decreased $87.5 million to $259.3 million for the six months ended September 30, 2003 versus $346.8 million for the prior year’s comparable period. The revenue decrease for the six months ended September 30, 2003 as compared to the prior year’s comparable period is primarily due to the reduced sales volume in the Company’s Illinois business which is expected to continue to cause negative comparative revenue figures for the remainder of fiscal 2004. Product sales in all of the Company’s other operations were up due to growth of existing brands and the addition of the Diageo (“DEO”) and Schieffelin & Somerset (“S&S”) brands. Fee revenue and case sales for the six months ended September 30, 2003 increased 17.0% and 10.5%, respectively, from the prior year’s comparable period due to the addition of S&S brands being represented in the Company’s Michigan business. The Company commenced distribution and brokerage of the S&S brands during the quarter ended June 30, 2003, and expects to show increased distribution fee revenue for the remainder of the fiscal year, in comparison to the prior fiscal year periods.

Gross Profit

Gross margin on product sales decreased $20.6 million for the six months ended September 30, 2003 versus the prior year’s comparable period. The sales volume decline in the Company’s Illinois business was primarily responsible for the drop in gross margin dollars during the six months ended September 30, 2003, as compared to the prior year’s comparable period. Gross profit percentage on product sales of 19.5% was below the prior year’s comparable period of 20.5% primarily due to increased brand support in the Company’s USB division and amortization of distribution rights in the Company’s Indiana division.

Operating Expenses

Total operating expenses decreased $9.8 million, or 13.5% for the six months ended September 30, 2003, as compared to the prior year’s comparable period, to $62.5 million. Staffing adjustments and cost reduction initiatives in the Company’s Illinois business, whose operating expenses have been reduced by approximately 41% from the prior year, were primarily responsible for the reduction in operating expenses during the six months ended September 30, 2003 as compared to the prior year’s comparable period. Operating expenses in the Company’s other operations are being reviewed and balanced with the additional sales volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Warehouse and delivery expenses were reduced by $1.3 million during the six months ended September 30, 2003 as compared to the prior year’s comparable period, due to reductions in personnel and operations in the Company’s Illinois business. Warehouse and delivery expenses for the Company’s other operations had only modest increases over the prior year’s comparable period.

Selling expenses decreased $2.9 million from the prior year’s comparable period, as a result of significant cost reductions in the Company’s Illinois business. The Company’s Illinois division has significantly reduced sales salaries and commissions commensurate with the reduced sales volume. Sales expenses, such as commissions, salaries, and advertising have increased in other operations due to the addition of the DEO and S&S brands in certain markets and the new product introductions by the Company’s USB division.

Administrative expense decreased $5.6 million for the six months ended September 30, 2003 as compared to the prior year’s comparable period. The decrease was primarily the result of payments of approximately $5.2 million received from Glazer as part of a management services agreement with Glazer for the Company’s Illinois division. Cost reductions for wages and related costs by the Company’s Illinois business offset increased costs for professional fees and health care in the Company’s other operations.

Income From Operations

Operating income declined $8.9 million for the six months ended September 30, 2003, to $1.5 million, versus $10.4 million for the prior year’s comparable period. The decline in revenue from the Company’s Illinois division, reduced margins and the increased brand promotion costs in the Company’s USB division, were primarily responsible for the decrease in operating income.

Interest Expense

Interest expense declined $1.8 million to $3.9 million for the six months ended September 30, 2003 as compared to the prior year’s comparable period. Gains from the discounted repurchases of the Company’s senior notes and reduced long term debt levels were primarily responsible for the decreased expense. The Company repurchased $9.6 million of its senior notes on the open market during the quarter ended June 30, 2003 at approximately 90% of face value and expensed associated unamortized debt issuance costs resulting in a $0.7 million gain. The Company’s long-term debt at September 30, 2003 of $84.7 million was $27.8 million lower than the September 30, 2002 balance, resulting in reduced interest expense during the six months ended September 30, 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Other Income

Other income declined by $0.2 million from the prior year’s comparable period due to reduced rental income, lower interest income, and decreased income from the Company’s equity in earnings from Commonwealth Wine & Spirits, LLC. The reductions were offset by the losses from the investment in eSkye Solutions, Inc. that were incurred during the prior year’s comparable period but not during the current year’s period.

Net Loss

Net income declined from $5.0 million during the prior year’s six month period to a net loss of $2.3 million for the six months ended September 30, 2003. Net losses at the Company’s Illinois and USB operations were primarily responsible for the drop in net income during the six months ended September 30, 2003, as compared to the prior year’s comparable period.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the six months ended September 30, 2003 was $7.0 million as compared to $15.1 million for the prior year’s comparable reporting period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its U.S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

At September 30, 2003, the Company did not have any outstanding advances on its $40.0 million revolving line of credit facility but had $2.3 million in letters of credit outstanding, resulting in availability of $37.7 million. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s revolver rate of interest was 4.00% at September 30, 2003. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2004.

The Company generated $13.2 million in net cash from operating activities for the six months ended September 30, 2003, as compared to cash provided of $1.8 million for the prior

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

year’s comparable period. This $11.4 million variance was primarily due to the Illinois business’ net reductions in inventories, receivables, and payment of current liabilities. The Company’s net proceeds from the reduction of Illinois working capital was approximately $19.8 million for the six months ended September 30, 2003. Inventory purchases and other working capital cash needs, due to the addition of the S&S brands, were the primary reason for cash used by working capital during the six month period ended September 30, 2003. Cash provided by net income (loss) and adjustments for depreciation and amortization were $3.1 million for the six months ended September 30, 2003, as compared to $9.5 million for the prior year’s comparable period.

Net cash used by investing activities was $0.2 million for the six months ended September 30, 2003, a decrease of $0.4 million from the comparable prior year’s period. The decreased use of cash, as compared to the prior year’s comparable period, was primarily due to reduced capital expenditures of $0.9 million. The Company reduced its capital expenditures during the first six months of fiscal 2004 due to the reduction in the Illinois business. The Company intends to continue the reduced level of capital expenditures during fiscal 2004 at maintenance levels between $2.0 million and $2.5 million.

Net cash used by financing activities increased by $14.2 million for the six months ended September 30, 2003 as compared to the prior year’s comparable period. Purchases of the Company’s senior notes in the open market of $8.7 million and payment of $4.0 million on the revolving credit facility were primarily the reasons for the increased cash used by financing activities for the six months ended September 30, 2003. The Company purchased $9.6 million of its senior notes at approximately 90% of face, plus accrued interest, during the three months ended June 30, 2003. The Company may continue to selectively pursue repurchase opportunities in the open market during fiscal 2004. The revolving credit facility allows up to $30 million of debt repurchases subsequent to March 31, 2003, if after giving effect to the purchase, there is $15 million of availability under the $40 million revolving credit facility. There were no outstanding advances on the revolving credit facility at September 30, 2003. The Company will utilize the positive cash flow from the downsizing of Illinois operations, existing cash, and its credit facility to fund operations and possible additional senior note repurchases during fiscal 2004. The Company’s distributions to stockholders decreased by $2.6 million for the six months ended September 30, 2003, as compared to the prior year’s comparable period. Stockholder distributions during the six months ended September 30, 2003 were used by the stockholders for estimated income tax payments. The Company expects stockholder distributions to be reduced during fiscal 2004 due to reduced tax liabilities. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture.

Total assets of $204.1 million at September 30, 2003 increased $0.4 million from March 31, 2003. The increase in assets was primarily due to the addition of distribution rights, offset by the collection of supplier receivables and cash repayments of debt. The increase in distribution rights assets was offset by a corresponding increase in distribution rights obligations representing

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

the present value of amounts expected to be paid over the respective contract lives. Cash balances decreased $3.8 million during the six months ended September 30, 2003 due to funding of open market senior note repurchases and repayments of the revolving credit facility. Total debt of $84.7 million at September 30, 2003 as compared to March 31, 2003 decreased due to the Company’s repurchase of $9.6 million of its senior notes on the open market and repayment of $4.0 million of the revolving credit facility. Equity decreased to $22.7 million at September 30, 2003 as compared to March 31, 2003 due to the stockholder distributions of $2.8 million and the net loss of $2.3 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Defined Benefit Pension Plan. The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2003, the Company assumed that the expected long-term rate of return on plan assets would be 8.5%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost). Over the long term, the Company’s pension plan assets have generated a return in excess of 9.5%. However, the plan assets have lost an average of 14.9% per year during the last two years. Should this trend continue, the Company would be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Recently Issued Accounting Pronouncements

In April 2002 the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions as well as addresses the classifications of gains and losses on debt extinguishment. Accordingly, the Company classified its gains from repurchases of its long-term debt in interest expense on the Consolidated Statement of Operations.

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

The Company has reviewed its accounting policies and methods and concluded that the recording of cash consideration received from vendors was in accordance with the statement.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at September 30, 2003:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$—	$—	$80,329,000	$80,329,000	$69,886,000
Avg. Rate	—	—	—	—	—	10.125%	10.125%
Variable	$—	$—	$—	$—	$—	$4,328,000	$4,328,000	$4,328,000
Avg. Rate	—	—	—	—	—	4.00%	4.00%

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

Item 4. Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

(a)	Exhibits

(31)	Section 302 Certification
(99)	Exhibit 99 – Forward-Looking Statements

(b) Reports on Form 8-K	Item.

Form 8-K dated July 2, 2003	Item 9
Form 8-K dated August 13, 2003	Item 9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer