Form 10-Q
period 2003-12-31
NATIONAL WINE & SPIRITS INC
filed 2004-02-11
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-74589

NATIONAL WINE & SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2064429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 West Morris Street, P.O. Box 1602 Indianapolis, Indiana (Address of principal executive offices)	46206 (Zip Code)

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of February 4, 2003 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended December 31, 2003

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2003	March 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,290	$5,820
Accounts receivable:
Trade, less allowance for doubtful accounts	34,939	31,888
Vendor, less allowance for doubtful accounts	6,042	11,369
Inventory	83,161	82,982
Prepaid expenses	4,291	4,301

Total current assets	132,723	136,360

Property and equipment, net	32,688	36,498
Other assets:
Intangible assets, net of amortization	29,298	18,328
Investment in Commonwealth Wine & Spirits, LLC	5,612	5,637
Cash surrender value of life insurance	4,190	3,815
Goodwill	1,246	1,246
Deferred pension costs	715	715
Deposits and other	601	596
Notes receivable	418	513

Total other assets	42,080	30,850

Total assets	$207,491	$203,708

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$40,952	$39,550
Accrued payroll and payroll taxes	6,682	7,486
Excise taxes payable	4,514	4,503
Current portion of distribution rights obligations	4,061	1,697
Other accrued expenses	12,147	11,941

Total current liabilities	68,356	65,177

Deferred pension liability	3,005	3,005
Distribution rights obligations	19,972	9,369
Long-term debt	97,857	98,303

Total liabilities	189,190	175,854

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value 20,000,000 shares authorized, 5,226,001 shares issued and outstanding shares	53	53
Additional paid-in capital	25,009	25,009
Accumulated earnings (deficit)	(4,472)	5,081
Accumulated other comprehensive loss-unrecognized net pension loss	(2,290)	(2,290)

Total stockholders’ equity	18,301	27,854

Total liabilities and stockholders’ equity	$207,491	$203,708

See accompanying notes

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Net product sales	$148,995	$208,278	$408,335	$555,091
Distribution fees	7,535	6,594	20,935	18,049

Total revenue	156,530	214,872	429,270	573,140

Cost of products sold	124,239	169,955	333,049	445,616

Gross profit	32,291	44,917	96,221	127,524

Selling, general and administrative expenses:
Warehouse and delivery	9,769	10,241	28,190	29,949
Selling	12,114	14,299	38,560	43,676
Administrative	9,566	12,170	27,160	35,314

	31,449	36,710	93,910	108,939

Income from operations	842	8,207	2,311	18,585

Interest expense:
Related parties	(52)	(50)	(139)	(151)
Third parties	(2,411)	(2,795)	(6,887)	(8,341)
Gain from repurchase of long term debt	—	—	700	—

	(2,463)	(2,845)	(6,326)	(8,492)

Other income (expense):
Interest income	3	35	18	146
Rental and other income (expense)	(10)	(31)	33	140
Equity in income of Commonwealth Wine & Spirits, LLC	389	196	420	368
Equity in losses of eSkye Solutions, Inc.	—	—	—	(160)

Total other income	382	200	471	494

Net income (loss)	$(1,239)	$5,562	$(3,544)	$10,587

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	December 31, 2003	December 31, 2002
Operating activities:
Net income (loss)	$(3,544)	$10,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,599	4,897
Amortization of intangible assets	4,368	1,562
Equity in losses of eSkye Solutions, Inc.	—	160
Equity in earnings of Commonwealth Wine & Spirits, LLC	(420)	(368)
Provision for bad debt expense	340	449
Gain on repurchase of long term debt	(700)	—
Gain on sales of assets	(263)	(35)
Increase in cash surrender value of life insurance	(375)	(389)
Changes in operating assets and liabilities
Accounts receivable	2,083	(14,894)
Inventories	(179)	(3,894)
Prepaid expenses	10	(510)
Deposits and other	(3)	(370)
Accounts payable	1,402	(3,798)
Accrued expenses and taxes	(916)	3,946

Net cash and cash equivalents provided (used) by operating activities	6,402	(2,657)

Investing activities:
Purchases of property and equipment	(844)	(2,035)
Purchases of intangible assets	(19)	(1,600)
Proceeds from sale of property and equipment	171	93
Distributions from Commonwealth Wine & Spirits, LLC	445	797
Collections on notes receivable	95	260

Net cash and cash equivalents used by investing activities	(152)	(2,485)

Financing activities:
Proceeds from line of credit borrowings	101,300	24,000
Principal payments on line of credit borrowings	(92,100)	(21,500)
Principal payments on long-term debt, including purchases of senior notes	(8,681)	—
Proceeds of borrowings from stockholder	—	1
Payments of distribution rights obligations	(2,290)	—
Receipts on notes receivable from stockholders and others	—	2,628
Distributions to stockholders	(6,009)	(9,416)

Net cash and cash equivalents used by financing activities	(7,780)	(4,287)

Net decrease in cash and cash equivalents	(1,530)	(9,429)
Cash and cash equivalents, beginning of period	5,820	11,735

Cash and cash equivalents, end of period	$4,290	$2,306

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

The consolidated financial statements include the accounts of NWS, NWSC, NWS-LLC, NWSM, NWSM-LLC, and USB, all of which NWS wholly owns or owns 100% of the voting stock. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer and wine or distribution fees there from. NWS performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

There were no amounts included in comprehensive income (loss) for the nine-month period ended December 31, 2003 other than net income (loss).

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46): Consolidation of Variable Interest Entities and during December 2003 issued Interpretation 46 (FIN 46R), Consolidation of Variable Interest Entities, and Interpretation of ARB 51. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.” Variable interests are investments or other interest that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The Company does not expect the recognition provisions of FIN 46 or FIN 46R to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150): Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

Reclassifications

Certain amounts from prior year’s balance sheet have been reclassed to conform to the current year presentation. The balance sheet has been reclassified to include additional disclosure relating to distribution rights obligations.

2. Inventory

Inventory is comprised of the following:

	December 31, 2003	March 31, 2003
Inventory at FIFO	$93,532,000	$93,895,000
Less: LIFO reserve	10,371,000	10,913,000

	$83,161,000	$82,982,000

During the nine months ended December 31, 2003, certain inventory quantities were reduced, which resulted in a partial liquidation of a LIFO inventory layer carried at a cost which prevailed in a prior year. For the nine months ended December 31, 2003, the effect of the liquidation of inventory was a decrease in the cost of products sold and a decrease in the net loss by $1,143,000.

3. Supplemental Cash Flow Information

Cash paid for interest during the nine-month period ended December 31, 2003 and December 31, 2002 was $5,401,000 and $5,902,000, respectively. As further discussed in note 9, non-cash additions of distributions rights of approximately $17,500,000, discounted to $15,587,000 were added to the Company’s intangibles and long-term obligation sections of the balance sheet.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Debt

Long-term debt is comprised of the following:

	December 31, 2003	March 31, 2003
Senior notes payable (A)	$80,329,000	$89,975,000
Bank revolving line of credit (B)	13,200,000	4,000,000
Notes payable to stockholders	4,328,000	4,328,000

	97,857,000	98,303,000
Less: current maturities	—	—

	$97,857,000	$98,303,000

(A)	On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several. NWS is a holding company and has no independent assets or operations.
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
(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana, that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. Line of credit

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. As of December 31, 2003, total advances on the revolving line of credit were $13,200,000; of which $6,200,000 bore interest at 4.00% based upon prime rate pricing and $7,000,000 bore interest at 2.92% based upon LIBOR pricing. Commercial letters of credit of $3.7 million were issued for the self-insured portion of NWS’ casualty insurance policies.
In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at December 31, 2003.

5. Commitments

The Company expects to enter into a firm purchase contract or to purchase certain inventory subsequent to December 31, 2003. The estimated loss resulting from the purchase of this inventory is approximately $1,100,000 and no amounts have been recorded as of December 31, 2003.

6. Intangible Assets

Intangible assets consist of the following:

		December 31, 2003		March 31, 2003
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$31,262,000	$5,047,000	$15,676,000	$1,683,000
Loan acquisition costs	10	4,188,000	1,976,000	4,716,000	1,890,000
Non-compete agreements	5	200,000	183,000	200,000	153,000

Total	7	$35,650,000	$7,206,000	$20,592,000	$3,726,000

Intangible Assets Not Subject to Amortization	Carrying Amount	Carrying Amount
Distribution rights	$854,000	$1,462,000

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

As a result of the declining demand and lower than expected sales performance for a product line in the Company’s product sales segment, management performed an impairment analysis of the related distribution rights that are not subject to amortization. Management determined that the related distribution rights were impaired and recorded a charge of $593,000 to amortization expense during the three month period ended December 31, 2003 to write the intangible asset down to fair value. Fair value was calculated based on the discounted future cash flows of the product line’s expected contribution margin.

7. Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 in the financial statements included in form 10-K as of March 31, 2003.

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Revenue from external customers
Product sales	$148,995,000	$208,278,000	$408,335,000	$555,091,000
All other	7,535,000	6,594,000	20,935,000	18,049,000
Segment income (loss)
Product sales	(1,438,000)	5,010,000	(4,699,000)	10,762,000
All other	199,000	552,000	1,155,000	(175,000)
Segment assets
Product sales	195,648,000	198,315,000	195,648,000	198,315,000
All other	11,843,000	10,852,000	11,843,000	10,852,000

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

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

9. Vendor Distribution Agreements

NWSC entered into a contract for distributing certain products during the nine months ended December 31, 2003, which will be on an exclusive basis beginning January 1, 2004. Required payments for this agreement, combined with incremental payments triggered from a previous distribution agreement total $17,500,000, of which $16,167,000 is unpaid as of December 31, 2003. Payments are required quarterly through July 2009 and June 2011, respectively. NWSC has imputed interest for this obligation at 4.0% and recorded a discount on the obligation, which reduced the related intangible asset by $1,913,000. These assets will be amortized over the life of their respective contracts.

10. Management Services Agreement

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003 and, effective December 1, 2003, NWS modified certain terms of the agreement related to NWS’s operations in the State of Illinois. NWS formerly shared profits and losses of NWS-LLC equally with the other wholesaler. Under the new terms of the agreement, effective December 1, 2003, the other wholesaler has committed to fund eighty percent (80%) of operating losses and receive eighty percent (80%) of operating profits. NWS will fund twenty percent (20%) of any such losses and receive twenty percent (20%) of any such profits. Ownership of NWS-LLC or the NWS-LLC’s operating assets has not changed and neither party has the present right to buy or cause the sale of the other party’s interest. However, at any time after July 31, 2004, if certain conditions are met, the other wholesaler may purchase NWS-LLC’s assets for a purchase price based upon 80% of the then current net assets of NWS-LLC and a 20% equity interest in the successor Illinois organization, as defined in the agreement. As part of the agreement, NWS-LLC recorded approximately $2,441,000 and $7,634,000 as a reduction of operating expenses during the three months and nine months ended December 31, 2003, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The most comparable GAAP measure for EBITDA is net income (loss). Net income declined from $5.6 million from the prior year’s comparable quarter to a net loss of $1.2 million for the three months ended December 31, 2003. Net income declined from $10.6 million during the prior year’s nine month period to a net loss of $3.5 million for the nine months ended December 31, 2003. Net losses at the Company’s Illinois and USB operations were primarily responsible for the drop in net income during the three and nine month periods ended December 31, 2003, as compared to the prior year’s comparable periods. Following is reconciliation between net income (loss) and EBITDA for the three months and nine months ended December 31, 2003 and 2002, respectively.

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands)		(in thousands)
Net Income (loss)	$(1,239)	$5,562	$(3,544)	$10,587
Interest expense	2,463	2,845	6,326	8,492
Depreciation	1,391	1,572	4,599	4,897
Amortization	2,157	439	4,368	1,562

EBITDA	$4,772	$10,418	$11,749	$25,538

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

For the three months ended December 31, 2003, the Company’s EBITDA was $4.8 million, as compared to $10.4 million for the prior year’s comparable quarter. Net loss was $1.2 million for the three months ended December 31, 2003, versus net income of $5.6 million for the prior year’s comparable quarter, primarily resulting from the decline in the Company’s Illinois sales volume and lower than expected sales from the Company’s USB division. The Company’s case volume and revenue from its Indiana and Michigan operations improved for the three months ended December 31, 2003, as compared to the prior year’s comparable quarter through organic growth and additional brands. During October 2003, Future Brands named the Company as its sole broker for the state of Michigan effective January 2004, a move which will strengthen ties with this important supplier.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company and Glazer’s Wholesale Distributors (“Glazer”) modified the strategic partnership that has existed in the Illinois market since February 2003. While Glazer and the Company formerly shared profits and losses of the Illinois wine and spirits distribution business equally, under the new terms of the alliance, Glazer has committed to fund eighty percent (80%) of operating losses and receive eighty percent (80%) of operating profits effective as of December 1, 2003. The Company will fund twenty percent (20%) of any such losses and receive twenty percent (20%) of any such profits. Day-to day management of the Illinois business will now be the responsibility of Glazer, subject to certain rights and protective provisions in favor of the Company. Under the new terms of the alliance, ownership of the Illinois operation or the Company’s Illinois operating assets has not changed and neither party has the present right to buy or cause the sale of the other party’s interest in the alliance or the Company’s Illinois operating assets. However, at any time after July 31, 2004, if certain conditions are met, Glazer may purchase the Company’s Illinois assets for a purchase price based upon 80% of the then current net assets of the Company’s Illinois operating company and a 20% equity interest in the successor Illinois organization.

USB introduced Seagram Smooth, a malt based product that competes in the ready-to-drink market sector, during the quarter ended June 30, 2003. The Company’s expenses relating to this product introduction and other brand promotion activities have been substantial in relation to the sales volume, while selected advertising and brand support expenditures have been modified due to lower than expected sales volume.

For the nine months ended December 31, 2003, the Company’s EBITDA was $11.7 million, as compared to $25.5 million for the prior year’s comparable quarter. Net loss was $3.5 million for the nine months ended December 31, 2003, versus net income of $10.6 million for the prior year’s comparable period, primarily resulting from the decline in the Company’s Illinois sales volume. Although the Company’s USB sales volume increased significantly from the prior year’s period due to the new product introductions, the associated brand promotion costs have more than offset the gross margin contribution from the increased sales volume. The Company’s case volume and revenue from its Indiana and Michigan operations have improved for the nine months ended December 31, 2003, as compared to the prior year’s comparable period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months and nine months ended December 31, 2003, compared with the comparable periods ended December 31, 2002:

	Three Months Ended December 31			Nine Months Ended December 31
	2003	2002	Percent Change	2003	2002	Percent Change
	(Cases in thousands)			(Cases in thousands)
Wine (product sales operations)	746	976	(23.6)%	1,865	2,367	(21.2)%
Spirits (product sales operations)	668	1,026	(34.9)%	1,750	2,693	(35.0)%
Spirits (distribution fee operations)	853	712	19.8%	2,288	2,011	13.8%

Total wine and spirits	2,267	2,714	(16.5)%	5,903	7,071	(16.5)%

Other (including USB sales)	1,333	1,882	(29.2)%	7,561	6,911	9.4%

Total	3,600	4,596	(21.7)%	13,464	13,982	(3.7)%

Three Months Ended December 31, 2003, Compared with the Three Months Ended December 31, 2002.

Revenue

Total product revenue decreased $59.3 million to $149.0 million for the three months ended December 31, 2003 versus $208.3 million for the prior year’s comparable quarter. The revenue decrease for the quarter ended December 31, 2003 as compared to the prior year’s comparable quarter was primarily due to the reduced sales volume in the Company’s Illinois business. Product sales in the Company’s Indiana and Michigan operations increased due to the addition of the Diageo (“DEO”) and Schieffelin & Somerset (“S&S”) brands. Fee revenue for the quarter ended December 31, 2003 increased 14.3% from the prior year’s comparable quarter due to the addition of S&S brands being represented in the Company’s Michigan business. Case sales for the Michigan distribution fee business increased 19.8% from the prior year’s comparable quarter. The Company commenced distribution and brokerage of the S&S brands during the quarter ended June 30, 2003, and will commence brokerage services for Fortune Brands starting January 1, 2004 which are expected to increase fee revenue for the remainder of the fiscal year, in comparison to the prior fiscal year periods.

Gross Profit

Gross margin on product sales decreased $12.6 million for the three months ended December 31, 2003 versus the prior year’s comparable quarter. The sales volume decline in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Company’s Illinois business was primarily responsible for the drop in gross margin dollars during the three months ended December 31, 2003, as compared to the prior year’s comparable quarter. Gross profit percentage on product sales of 16.6% was below the prior year’s comparable quarter of 18.4% due to reduced margin percentages in the Company’s USB and Illinois division, and amortization of distribution rights in the Company’s Indiana division.

Operating Expenses

Total operating expenses decreased $5.3 million, or 14.3%, as compared to the prior year’s comparable period for the three months ended December 31, 2003, to $31.4 million. The reduction in operating expenses during the three months ended December 31, 2003, as compared to the prior year’s comparable period, were primarily the result of staffing adjustments, cost reduction initiatives, and management fees received from Glazer in the Company’s Illinois business. The Company’s USB division continued to reduce certain discretionary selling costs during the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002.

Warehouse and delivery expenses were reduced by $0.5 million during the three months ended December 31, 2003 as compared to the prior year’s comparable period due to reductions in personnel and operations in the Company’s Illinois business. Warehouse and delivery expenses for the Company’s other operations had only modest increases over the prior year’s comparable period.

Selling expenses decreased $2.2 million from the prior year’s comparable period, as a result of significant cost reductions in the Company’s Illinois business. The Company’s Illinois division has significantly reduced sales salaries and commissions due to the reduced sales volume. The Company’s USB division was able to reduce various sales related costs despite increased brand promotion expenditures as compared to the prior year’s comparable quarter. Selling expenses in the Company’s fee business increased during the three months ended December 31, 2003, as compared to the prior year’s comparable period, due to the addition of sales personnel and brand promotion expenditures.

Administrative expense decreased $2.6 million for the three months ended December 31, 2003 as compared to the prior year’s comparable period. The decrease was primarily the result of payments of approximately $2.4 million received from Glazer as part of a management services agreement with Glazer for the Company’s Illinois division. The Company recorded an impairment loss related to distribution rights of approximately $0.6 million during the three months ended December 31, 2003. Cost reductions for wages and related costs by the Company’s Illinois business offset increased costs for professional fees and only moderate increases in administrative expenses in the Company’s other operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income From Operations

Operating income declined $7.4 million for the three months ended December 31, 2003, to $0.8 million, versus $8.2 million for the prior year’s comparable quarter. The decline in revenue and margins from the Company’s Illinois division and the increased brand promotion costs in the Company’s USB division were primarily responsible for the decrease in operating income.

Interest Expense

Interest expense declined $0.4 million to $2.5 million for the three months ended December 31, 2003 as compared to the prior year’s comparable period. The Company’s long-term debt at December 31, 2003 of $97.9 million was $17.1 million lower than the December 31, 2002 balance, resulting in reduced interest expense during the quarter ended December 31, 2003.

Other Income

Other income increased by $0.2 million due to increased income from the Company’s equity in earnings from Commonwealth Wine & Spirits, LLC.

Net Loss

Net income declined from $5.6 million from the prior year’s comparable quarter to a net loss of $1.2 million for the three months ended December 31, 2003. Net losses at the Company’s Illinois and USB operations were primarily responsible for the drop in net income during the three months ended December 31, 2003, as compared to the prior year’s comparable quarter.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended December 31, 2003 was $4.8 million as compared to $10.4 million for the prior year’s comparable reporting period. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2003, Compared with the Nine Months Ended December 31, 2002

Revenue

Total product revenue decreased $146.8 million to $408.3 million for the nine months ended December 31, 2003 versus $555.1 million for the prior year’s comparable period. The revenue decrease for the nine months ended December 31, 2003 as compared to the prior year’s comparable period was primarily due to the reduced sales volume in the Company’s Illinois business. Product sales in all of the Company’s other operations were up due to growth of existing brands and the addition of the DEO and S&S brands. Fee revenue and case sales for the nine months ended December 31, 2003 increased 16.0% and 13.8%, respectively, from the prior year’s comparable period due to sales growth of existing brands and the addition of S&S brands being represented in the Company’s Michigan business. The Company commenced distribution and brokerage of the S&S brands during the quarter ended June 30, 2003 and will commence brokerage services for Fortune Brands starting January 1, 2004.

Gross Profit

Gross margin on product sales decreased $34.2 million for the nine months ended December 31, 2003 versus the prior year’s comparable period. The sales volume decline in the Company’s Illinois business was primarily responsible for the drop in gross margin dollars during the nine months ended December 31, 2003, as compared to the prior year’s comparable period. Gross profit percentage on product sales of 18.4% was below the prior year’s comparable period of 19.7% primarily due to increased brand support in the Company’s USB division and amortization of distribution rights in the Company’s Indiana division.

Operating Expenses

Total operating expenses decreased $15.0 million, or 13.8% for the nine months ended December 31, 2003, as compared to the prior year’s comparable period, to $93.9 million. Staffing adjustments, cost reduction initiatives, and management fees received from Glazer in the Company’s Illinois business, whose operating expenses have been reduced by approximately 42% from the prior year, were primarily responsible for the reduction in operating expenses during the nine months ended December 31, 2003 as compared to the prior year’s comparable period. Operating expenses in the Company’s other operations increased moderately due to the increased sales and case volume over the nine months ended December 31, 2003, as compared to the prior year’s comparable period.

Warehouse and delivery expenses were reduced by $1.8 million during the nine months ended December 31, 2003 as compared to the prior year’s comparable period, due to reductions in personnel and operations in the Company’s Illinois business. Warehouse and delivery expenses for the Company’s fee operations had modest increases over the prior year’s comparable period due to the increased brands represented.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling expenses decreased $5.1 million from the prior year’s comparable period, as a result of significant cost reductions in the Company’s Illinois business. The Company’s Illinois division has significantly reduced sales salaries and commissions commensurate with the reduced sales volume. Sales expenses, such as commissions, salaries, and brand promotion have increased in other operations due to the addition of the DEO and S&S brands in certain markets and the new product introductions by the Company’s USB division.

Administrative expenses decreased $8.2 million for the nine months ended December 31, 2003 as compared to the prior year’s comparable period. The decrease was primarily the result of payments of approximately $7.6 million received from Glazer as part of a management services agreement with Glazer for the Company’s Illinois division. Cost reductions for wages and related costs by the Company’s Illinois business offset increased costs for professional fees and asset impairment charges in the Company’s other operations.

Income From Operations

Operating income declined $16.3 million for the nine months ended December 31, 2003, to $2.3 million, versus $18.6 million for the prior year’s comparable period. The decline in revenue and margins from the Company’s Illinois division, and the increased brand promotion costs in the Company’s USB division, were primarily responsible for the decrease in operating income.

Interest Expense

Interest expense declined $2.2 million to $6.3 million for the nine months ended December 31, 2003 as compared to the prior year’s comparable period. Gains from the discounted repurchases of the Company’s senior notes and reduced long term debt levels were primarily responsible for the decreased expense. The Company repurchased $9.6 million of its senior notes on the open market during the quarter ended June 30, 2003 at approximately 90% of face value and expensed associated unamortized debt issuance costs resulting in a $0.7 million gain. The Company’s long-term debt at December 31, 2003 of $97.9 million was $17.1 million lower than the December 31, 2002 balance, resulting in reduced interest expense during the nine months ended December 31, 2003.

Other Income

Other income remained even compared to the prior year’s comparable period due to reduced rental income, lower interest income, which were offset by the losses from the investment in eSkye Solutions, Inc. that were incurred during the prior year’s comparable period but not during the current year’s period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Loss

Net income declined from $10.6 million during the prior year’s nine month period to a net loss of $3.5 million for the nine months ended December 31, 2003. Net losses at the Company’s Illinois and USB operations were primarily responsible for the drop in net income during the nine months ended December 31, 2003, as compared to the prior year’s comparable period.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the nine months ended December 31, 2003 was $11.7 million as compared to $25.5 million for the prior year’s comparable reporting period. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its U.S. Beverage operations. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

At December 31, 2003, the Company had $13.2 million of outstanding advances on its $40.0 million revolving line of credit facility and also had $3.7 million in letters of credit outstanding, resulting in availability of $23.1 million. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s prime based and LIBOR based revolver rate of interest was 4.00% and 2.92%, respectively, at December 31, 2003. The Company had $6.2 million outstanding at the prime based pricing and $7.0 million outstanding at the LIBOR pricing as of December 31, 2003. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at December 31, 2003. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company generated $6.4 million in net cash from operating activities for the nine months ended December 31, 2003, as compared to cash used of $2.7 million for the prior year’s comparable period. Cash provided by working capital for the nine months ended December 31, 2003 was $2.4 million versus cash used of $19.5 million for the prior year’s comparable period. This $21.9 million improvement was primarily due to the Illinois business’ net reductions in inventories, receivables, and payment of current liabilities. The Company’s net proceeds from the reduction of Illinois working capital was approximately $22.0 million for the nine months ended December 31, 2003. Inventory purchases and other working capital cash needs, due to the addition of the S&S brands, were the primary reason for cash used by working capital during the nine-month period ended December 31, 2003. Cash provided by net income (loss) and adjustments for depreciation and amortization were $5.4 million for the nine months ended December 31, 2003, as compared to $17.0 million for the prior year’s comparable period.

Net cash used by investing activities was $0.2 million for the nine months ended December 31, 2003, a decrease of $2.3 million from the comparable prior year’s period. The decreased use of cash, as compared to the prior year’s comparable period, was primarily due to reduced capital expenditures and intangible purchases of $2.8 million. The Company reduced its capital expenditures during the first nine months of fiscal 2004 due to the reduction in the Illinois business. The Company intends to continue the reduced level of capital expenditures during fiscal 2004 at maintenance levels between $2.0 million and $2.5 million.

Net cash used by financing activities increased by $3.5 million for the nine months ended December 31, 2003 as compared to the prior year’s comparable period. Purchases of the Company’s senior notes in the open market of $8.7 million and payment of $2.3 million for distribution rights increased cash used by financing activities for the nine months ended December 31, 2003 as compared to the prior year’s comparable period. Increased net proceeds from the revolving credit facility and decreased stockholder distributions during the nine months ended December 31, 2003, as compared to the prior year’s comparable period, funded the increased uses of cash for debt reduction and payment of the distribution rights. The Company purchased $9.6 million of its senior notes at approximately 90% of face, plus accrued interest, during the three months ended June 30, 2003. The Company may continue to selectively pursue repurchase opportunities in the open market during the remainder of fiscal 2004. The revolving credit facility allows up to $30 million of debt repurchases subsequent to March 31, 2003, if after giving effect to the purchase, there is $15 million of availability under the $40 million revolving credit facility. There were $13.2 million of outstanding advances on the revolving credit facility at December 31, 2003. The Company will utilize the positive cash flow from the downsizing of Illinois operations, existing cash, and its credit facility to fund operations and possible additional senior note repurchases during the remainder of fiscal 2004.

The Company’s distributions to stockholders decreased by $3.4 million for the nine months ended December 31, 2003, as compared to the prior year’s comparable period. Stockholder distributions during the nine months ended December 31, 2003 provided funds to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

stockholders for estimated income tax payments of $2.6 million and $3.4 million related to certain stockholder obligations described below. The Company’s stockholder distributions have been reduced during fiscal 2004 due to reduced income tax estimates paid by the stockholders. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture.

During 1998 Mr. LaCrosse transferred substantially all of his non-voting stock to a family trust for estate-planning purposes. As part of that transfer the Company has distributed $3.4 million to Mr. LaCrosse, the family trust, and Mrs. Johnston during the nine months ended December 31, 2003. These distributions were made within the terms and conditions contained in the Company’s indenture governing its senior notes (including the limitation on restricted payments) and the revolving credit facility. The family trust then remitted $2.8 million of these funds to Mr. LaCrosse in repayment of indebtedness for the non-voting stock that was purchased during 1998 and Mrs. Johnston retained $0.6 million. As of December 31, 2003 there is $2.5 million owed to Mr. LaCrosse by the family trust related to the 1998 transfer of non-voting stock.

Total assets of $207.5 million at December 31, 2003 increased $3.8 million from March 31, 2003. The increase in assets was primarily due to the addition of distribution rights, offset by the collection of vendor receivables and reduced capital expenditures. The increase in distribution rights assets was offset by a corresponding increase in distribution rights obligations representing the present value of amounts expected to be paid over the respective contract lives. Cash balances decreased $1.5 million during the nine months ended December 31, 2003 due to funding of open market senior note repurchases that reduced long-term debt. Total debt of $97.9 million at December 31, 2003 as compared to March 31, 2003 decreased slightly due to the Company’s repurchase of $9.6 million of its senior notes on the open market offset by advances of $9.2 million of the revolving credit facility. Equity decreased to $18.3 million at December 31, 2003 as compared to March 31, 2003 due to the stockholder distributions of $6.0 million and the net loss of $3.5 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Impairment of Long-lived Assets. The Company evaluates long-lived assets and intangibles subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the probability of possible outcomes in determining the best estimate of future cash flows.

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

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company uses the preceding November’s Moody’s AA Corporate Bond Index rounded down to the nearest ¼ of a percentage point. At March 31, 2003, the Company determined this

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

rate to be 6.5%, a decrease of 50 basis points from the rate used at March 31, 2002. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

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

For the year ended March 31, 2003, the Company recognized consolidated pension cost of $0.5 million, up from $0.3 million in 2002. The Company currently expects that the consolidated pension cost for 2004 will not be materially different from 2003. The Company’s required minimum amount of 2004 contributions will not exceed actual contributions made in 2003. However, the Company may elect to increase the level of contributions in 2004 over 2003 levels based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46): Consolidation of Variable Interest Entities and during December 2003 issued Interpretation 46 (FIN 46R): Consolidation of Variable Interest Entities, and Interpretation of ARB 51. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.” Variable interests are investments or other interest that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The Company does not expect the recognition provisions of FIN 46 or FIN 46R to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150): Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at December 31, 2003:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$—	$—	$80,329,000	$80,329,000	$72,296,000
Avg. Rate	—	—	—	—	—	10.125%	10.125%
Variable	$—	$—	$—	$—	$—	$17,528,000	$17,528,000	$17,528,000
Avg. Rate	—	—	—	—	—	4.00%	4.00%

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

Item 4. Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

(a)	Exhibits

(31)	Section 302 Certification
(99)	Exhibit 99 – Forward-Looking Statements

(b)	Reports on Form 8-K Item.

Form	8-K dated November 13, 2003 Item 9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2004.

NATIONAL WINE & SPIRITS, INC.

By: /s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer