Form 10-K
period 2004-03-31
NATIONAL WINE & SPIRITS INC
filed 2004-06-28
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-74589

NATIONAL WINE & SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2064429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 West Morris Street, P.O. Box 1602 Indianapolis, Indiana	46206
(Address of principal executive offices)	(Zip Code)

(317) 636-6092

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of June 10, 2004 was 5,330,521, of which 104,520 were voting stock.

Documents Incorporated by Reference: None

Part I

Disclosure Regarding Forward-Looking Statements

This Form 10-K, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “ intend,” “ will,” “ expect,” “ anticipate,” “ should,” “plans to,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company’s debt are forward-looking statements. Such statements are necessarily estimates reflecting the Company’s best judgment and expectations based upon current information. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by the cautionary statements set forth on Exhibit 99.1 to this Form 10-K, and the Company undertakes no obligation to update such forward-looking statements.

Item 1. Business

General

National Wine & Spirits, Inc. (NWS or the Company) is one of the largest distributors of wine and spirits in the United States. NWS’ markets include, among others, Chicago and Detroit, which are the fifth largest and the sixth largest metropolitan markets for spirits in the United States, respectively. NWS is the largest distributor of spirits in Indiana with 60% market share and Michigan with 52% market share. NWS market share in Illinois dropped from approximately 32% to approximately 10% due to the loss of distribution rights during 2003. NWS was incorporated in the state of Indiana in 1998 and conducts its operations through its wholly owned subsidiaries, National Wine & Spirits Corporation in Indiana (NWS-Indiana), NWS-Illinois, LLC (NWS-Illinois), NWS Michigan, Inc. (NWS-Michigan), and United States Beverage, L.L.C. (USB). USB distributes and markets malt based products along with import and craft beer products throughout the United States.

The wine and spirits wholesale industry has undergone significant changes in recent years. Rapid consolidation has occurred in the supplier sector, and distributors have expanded their operations to cover a larger number of states. In several states, only two major distributors continue to operate. The United States wholesale wine and spirits market was approximately $31 billion during 2003 and is projected to be approximately $32 billion for 2004 according to industry projections. The Company’s revenue, including the wholesale dollar sales for its fee operations, places NWS as the tenth largest wholesaler in the United States, according to industry surveys. The top twenty wholesalers in the United States accounted for approximately 68% of the market during 2003, compared to approximately 49% in 1995.

Substantially all of NWS’ revenue results from product sales of liquor, beer and wine, or from distribution and brokerage fees. During fiscal 2004, NWS’ total revenue was $540.7 million, which was a $172.2 million decrease from the prior fiscal year, primarily due to the

Company’s reduced Illinois revenue. This drop in volume during fiscal 2004 reversed a continuous trend of increasing revenue and case growth during the previous 10 fiscal years. The Company’s revenue and case sales growth in all other states were 9.5% and 7.2%, respectively. The strong sales in the Company’s non-Illinois businesses were driven by the addition of the Schieffelin & Somerset brands coupled with organic growth during the fiscal year in both the product sales and fee operations segment. This growth was consistent with the beverage alcohol industry during 2003, when according to industry reports, consumers spent $8 billion more on spirits, wine, and beer products than the previous year and spirits consumption reached its highest point in more than a decade. The loss of business in the Company’s Illinois market, however, was not offset by the growth in other businesses and resulted in significantly lower net income in fiscal 2004 than the prior fiscal year.

Recent Developments

Diageo and Schieffelin & Somerset completed a process of state-by-state consolidation and realignment of their brands during 2003, including the brands which Diageo acquired from Seagram in 2001. As a result, several changes occurred in the Company’s distribution relationship with Diageo in the states of Indiana, Illinois and Michigan. The Company was selected as Diageo’s and Schieffelin & Somerset’s exclusive distributor in Indiana and the exclusive distributor and authorized distribution agent for Diageo and Schieffelin & Somerset in Michigan. The Company no longer acts as Diageo’s distributor in the state of Illinois.

The Company and Glazer’s Wholesale Distributors (“Glazer”) modified the strategic partnership that has existed in the Illinois market since February 2003. While Glazer and the Company formerly shared profits and losses of the Illinois wine & spirits distribution business equally, under the new terms of the alliance, Glazer has committed to fund eighty percent (80%) of operating losses and receive eighty percent (80%) of operating profits effective as of December 1, 2003. The Company will fund twenty percent (20%) of any such losses and receive twenty percent (20%) of any such profits. Day to day management of the Illinois business is now the responsibility of Glazer, subject to certain rights and protective provisions in favor of the Company. Under the terms of the alliance, ownership of the Illinois business or the Company’s Illinois operating assets has not changed and neither party has the present right to buy or cause the sale of the other party’s interest in the alliance or the Company’s Illinois operating assets. At any time after July 31, 2004, if certain conditions are met, Glazer may purchase the Illinois operating assets for a purchase price based upon 80% of the then current net assets of the Company’s Illinois operating company and a 20% equity interest in the successor Illinois organization.

Industry Overview

The United States alcohol-based beverage industry generated total retail sales of approximately $145.4 billion during calendar 2003 versus $137.1 billion in calendar 2002, an increase of 6.0%. Sales of wine and spirits, in which NWS primarily competes, accounted for approximately 15% and 31%, respectively, or $67.3 billion of total retail sales in 2003. In the United States wine and spirits markets, total consumption has increased for ten and six consecutive years, respectively. During 2003, wine consumption in the United States grew 4.9% and spirits consumption in the United States grew 3.8%, as compared to 2002. Spirits growth was primarily driven by strong demand for tequila, imported gin and vodka, Irish whiskey, and rum. The wine consumption increase was primarily attributable to the premium-priced products, however, the extreme value wines category showed gains and brought more consumers to the wine market. In both the wine and spirits industries, consumer preference during 2003 continued the trend towards higher quality products, evidenced by a five year annual compound growth rate for all beverage alcohol consumption of 1.3%, while retail dollar sales have experienced a 5.8% growth rate for the same time period. The Company believes this trend will continue.

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

Under the three-tier regulatory framework established by federal and state law, suppliers of alcohol-based beverages are generally prohibited from selling their products directly to retail outlets or consumers, effectively requiring suppliers to use distributors such as NWS. This regulatory framework effectively insulates distributors from vertical competition from suppliers or retail customers. Certain large chain retailers have challenged the three tier structure in particular states, in an attempt to gain favorable pricing directly from wineries. A successful challenge to the three tier system has not occurred, but is a potential long term threat to the current framework. In some states, referred to as “control states,” state law has historically mandated the state to act as the exclusive wholesale distributor and/or retailer of alcohol-based beverages. In 1996, Michigan became the first control state to privatize aspects of the wholesale distribution of spirits, and NWS has become the leading authorized distribution agent of spirits in that state.

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

Suppliers and Products

NWS represents many of the largest suppliers of wine and spirits in the United States, and offers hundreds of brands and more than 12,000 individual products. The breakdown of sales among wine, spirits and other products distributed by NWS in 2004, 2003 and 2002 is as follows:

	Wine (in thousands)			Spirits (in thousands)			Other (in thousands)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Product sales	$140,874	$165,388	$161,445	$241,175	$392,580	$408,199	$131,566	$131,891	$89,950
Distribution fees	—	—	—	27,045	22,999	21,963	—	—	—
Percentage of total Company revenue	26.1%	23.2%	23.7%	49.6%	58.3%	63.1%	24.3%	18.5%	13.2%

In each of the last three fiscal years, sales of wine and spirits accounted for more than seventy five percent of consolidated revenue. The financial statements contained in Item 8 of this Form 10-K set forth the Company revenues from external customers, profit and total assets for each of the last three fiscal years.

In Michigan, spirits distributors have exclusive relationships with suppliers by law, and receive distribution fees from suppliers as set by the state, rather than purchasing from the suppliers for resale to customers. This arrangement has the effect of understating the importance of spirits in NWS’ overall product mix. For purposes of illustrating the scale of NWS’ operations in Michigan, the total wholesale prices of products delivered by NWS for Michigan in 2004, 2003 and 2002 was $389.0 million, $334.0 million and $360.0 million, respectively, based on the fixed wholesale prices of the spirits delivered by NWS.

NWS’ products include many of the leading brands of spirits and wine. The Company represents nine of the top ten brands and distributes products from eight of the top ten suppliers. The following table lists the top ten brands of spirits during 2003 and the NWS business that distributes or markets that particular brand.

Brand & Category	Supplier	NWS representation
Bacardi Rum	Bacardi USA	None
Smirnoff Vodka	Diageo	IN, MI
Absolut Vodka	Abslolut Spirits/Future Brands	IN, MI, KY
Captain Morgan Rum	Diageo	IN, MI
Jack Daniel’s Straight Whiskey	Brown-Forman Beverages	KY
Jose Cuervo Tequila	Diageo	IN, MI
Crown Royal Canadian Whiskey	Diageo	IN, MI
Jim Beam Straight Whiskey	Jim Beam Brands	IN, MI, KY
Seagram’s Gin	Pernod Ricard USA	IN
DeKuyper Cordials	Jim Beam Brands	IN, MI, KY

NWS represents many of the leading domestic and imported wine brands including the following, among many others.

Brand	Supplier	NWS representation
Almaden	Canandaiqua Wine	IN
Beringer	Beringer Blass Wine Estates	IN, KY
Yellow Tail	W.J. Deutsch & Sons	IL
Inglenook	Canandaigua Wine	IN
Kendall-Jackson	Kendall-Jackson Wine Estates	IL, IN, KY
Arbor Mist	Canandaigua Wine	IN
Riunite	Banfi Vitners	IL, IN
Cavit	Palm Bay Imports	IL, IN
Lindemans	Southcorp Wines USA	IN, KY
Ravenswood	Franciscan Estates/Constellation	IL, IN

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

NWS has entered into distribution agreements with certain of its suppliers in Indiana and Michigan. The following figures represent approximate aggregate case sales and net sales for fiscal 2004 from suppliers with which the Company entered into such agreements, and brands for which the Company owns the distribution rights:

Case sales:	12,166,000
Net sales:	$328,578,000

Related Operations

In December 1998, NWS-Indiana formed a distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company (“Vertner”) and Kentucky Wine & Spirits (“Kentucky W&S”). Under the terms, NWS-Indiana invested $7,500,000 in exchange for a 25% interest in the new company. Vertner and Kentucky W&S equally own the remaining 75%. A portion of NWS-Indiana’s initial investment related to a franchise fee paid by NWS-Indiana on behalf of the new distributorship. As part of the operating agreement, NWS-Indiana’s initial cash distributions from the new distributorship are treated as return of NWS-Indiana’s original investment. As a result, the amortization of this franchise fee is allocated 100% to NWS-Indiana for the fiscal years 1999 through 2004, and is reflected in the Company’s recorded equity in income of Commonwealth Wine & Spirits, LLC in the accompanying consolidated statement of operations.

In addition to its core alcohol-based beverage distribution operations, NWS has conducted related beverage operations through a division, Cameron Springs Water Company, and through NWS’ USB operations. Cameron Springs, a bottled water supplier in Indiana, was sold to Perrier Group during June 2000 for approximately $10.4 million in cash, which was in excess of net book value. USB commenced operations as a division of NWS in March 1997 to market and sell malt based products, imported, specialty and microbrewed beers nationally. In select markets, NWS sells and distributes premium cigars primarily as a complement to NWS’ distribution of fine wines and spirits.

Customers

Most states, including Indiana, Illinois and Michigan, require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Suppliers in these states may not legally sell directly to retail customers. NWS’ customers fall into two broad categories depending on where the alcohol-based beverage ultimately will be consumed: on-premise and off-premise. Off-premise customers include package liquor stores, grocery stores, drug stores and mass merchandisers. On-premise customers include hotels, restaurants and bars, and similar establishments. NWS currently serves over 36,000 retail locations in Indiana, Illinois and Michigan. No single customer represented more than 5.0% of NWS’ 2004 total revenue. As is customary in the industry, NWS’ products are generally purchased under standard purchase orders and not under long-term supply contracts. As a result, backlog is not meaningful in the wholesale distribution industry.

Industry-wide the percentage of case sales of wine and spirits for off-premise and on-premise in the United States for 2003 were approximately 77.7% and 22.3%, respectively. While the vast majority of case sales are from the off-premise outlets, approximately 53.2% of industry-wide retail dollar sales in the United States during 2003 were from on-premise outlets. The following table summarizes NWS’ customer base for NWS-Illinois, NWS-Indiana, and NWS-Michigan:

Type of Customer	Percentage of Company 2004 Revenue	Representative Customers
Off-Premise
Package Stores	39.1%	Gold Standard and Cap’n Cork
Grocery stores, drug stores and mass merchandisers	27.9	Marsh, Dominicks, Kroger, American Stores (Osco), CVS, Sam’s Club, Meijer, Costco
Other	6.6

Percent of total	73.6%

On-Premise
Restaurants and Bars	21.4	Charlie Trotter’s, House of Blues, Applebees, Lettuce Entertain U, TGI Fridays, Ruth’s Chris
Hotels, Entertainment	1.1	Four Seasons, Hyatt, Hilton, Marriott, United Center

Other	3.9	Crooked Stick Golf Course, American Legion

Percent of total	26.4%

Management believes that the large number and diversity of NWS’ customers and the regulatory nature of NWS’ business strengthens NWS’ liquidity. Indiana has a 15-day credit law beyond which retail customers are restricted from buying alcohol-based beverages from any distributor in the market. Illinois has a similar 30-day credit law. Typically, NWS’ bad debt expenses are incurred less than 30 days after shipment since the credit laws prohibit extension of terms. Average bad debt expense for the past five years has been less than 0.10% of revenue.

Marketing and Sales

Brand Management. NWS was one of the first distributors to recognize the benefits of a dedicated approach to brand management and separating it from sales execution which has contributed to the Company’s success. Suppliers appreciate and depend upon the local expertise and understanding of the intricacies of the market. The Company’s brand managers, through interaction with NWS’ sales teams and analysis of the competitive landscape, adjust suppliers’ national brand strategies to plans that work in the Company’s respective states.

Multiple Sales Divisions. NWS has adapted to industry changes and product portfolio growth through the creation of multiple sales divisions. Under this structure, potentially competitive products are placed in separate sales divisions to gain focus and grow the business. Though NWS has utilized this structure for more than 15 years in Indiana, recent supplier consolidation has led to the creation of another sales division in Michigan, as well as an expanded organization in Indiana.

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

Sales, Marketing and Information Systems. NWS’ investment in technology in the areas of sales and marketing is a critical factor in its success and customer satisfaction. NWS is generally recognized as an industry innovator and leader in MIS in the wine and spirits distribution tier. NWS’ proprietary sales system manages sales data to the SKU level in all retail accounts that it services (approximately 36,000) and is refreshed nightly based on deliveries. This system provides brand teams the necessary information to develop targeted, effective brand plans. Moreover, the Company’s sales managers depend on the information to monitor and control retail execution within their sales teams. Most recently NWS has moved this information to the Internet to allow for greater speed and accessibility to management, retail, and supplier partners. NWS has also invested resources to significantly improve category management expertise, and this has improved service and effectiveness, particularly in the off-premise national and regional chain accounts.

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

Warehousing and Distribution

NWS utilizes a series of three master warehouses, three hyper-terminals and six cross-docking facilities strategically located throughout Indiana, Illinois and Michigan to store and ship its products pending sale to customers. NWS’ customers ordinarily receive either next day or second-day delivery. In general, orders are collected during the day for batch routing and order “picking” at night. The Chicago and Detroit master warehouses each use an automated material handling system, including scanners, automated conveyors, dispensers and sorters. Products from the master warehouses are then shuttled nightly to either a hyper-terminal or a cross-docking facility where the orders are consolidated and loaded onto delivery trucks. Cross-docking facilities further extend the service areas of the master warehouses. Orders for delivery out of the various cross-docking facilities are picked in the master warehouses, shipped in during the night, and then transferred onto local delivery trucks for final delivery. NWS owns or leases a total fleet of approximately 320 delivery vehicles, consisting of 238 delivery trucks, 16 tractors, 25 trailers and 41 vans. As a result of a number of factors including state laws and regulations, NWS maintains independent distribution networks in Indiana, Illinois and Michigan.

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

Although the Company is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to the Company have not occurred. Except for blending and bottling of a few of the Company’s private label brands, the Company does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations. Compliance with environmental laws has not had a material effect upon the Company’s capital expenditures, earnings or competitive position.

Employees

As of March 31, 2004, NWS had approximately 1,388 employees. Approximately 173 employees in Michigan and 282 employees in Illinois are represented by labor unions. In Illinois, NWS has relationships with three unions:

(1)	Teamsters Union Local 744, expiring April 1, 2005;

(2)	Liquor and Allied Workers Union Local 3, annual agreements expiring September 30, 2004 and October 31, 2004; and

(3)	Teamsters Union Local 525, expiring August 31, 2005.

In Michigan, NWS has relationships with four unions:

(1)	Teamsters Union Local 337, expiring March 4, 2005;

(2)	Teamsters Union Local 406, expiring March 5, 2005;

(3)	Teamsters Union Local 486, expiring March 5, 2007; and

(4)	Teamsters Union Local 299, expiring March 5, 2007 (contract ratified, not yet executed).

Employees of NWS in Indiana are not represented by any labor unions.

NWS has not experienced any work stoppages in more than 21 years as a result of labor disputes and considers its employee relations to be good.

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

NWS is required to have each of its officers, directors and principal stockholders who own 5% or more of the issued and outstanding stock qualified by federal and state governmental agencies to have an interest in a licensed company. NWS’ officers, directors and principal stockholders have been qualified by BATF and state regulatory agencies to hold licenses/permits as a wholesaler/importer.

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

The Company files reports with the SEC and the public can read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW,

Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains all of the Company’s reports at http://www.sec.gov.

Item 2. Properties

NWS’ distribution facilities consist of three warehouses, three hyper-terminals and six cross-docking facilities. NWS’ corporate headquarters are located in Indianapolis, Indiana.

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

The following chart lists NWS’ warehouses and delivery, production and office facilities:

State	Location	Owned/ Leased	Total Square Feet	Principal Function
Indiana	Indianapolis South Bend Evansville Evansville Ft. Wayne Crown Point Indianapolis Indianapolis Indianapolis	Owned Owned Owned Owned Leased Leased Owned Owned Owned	351,000 76,900 5,800 2,400 5,500 7,900 3,500 15,000 19,500	Master Warehouse/Office Hyper-Terminal/Office Cross-Docking Facility Office Office Office Office - Leased to Perrier Warehouse-Leased to Perrier Partially leased Office Property

Connecticut	Stamford	Leased	5,700	Office

Illinois	Chicago Chicago Champaign Peoria Collinsville Rockford	Owned Leased Leased Leased Leased Leased	650,000 1,840 50,000 56,000 14,200 5,000	Master Warehouse/Office Leased Office Property Hyper-Terminal/Office Cross-Docking Facility/Office Cross-Docking Facility/Office Office

Michigan	Detroit (Brownstown) Grand Rapids Escanaba Saginaw Traverse City	Leased Leased Leased Leased Leased	238,000 100,000 7,500 1,000 5,000	Master Warehouse/Office Hyper-Terminal/Office Cross-Docking Facility/Office Cross-Docking Facility Cross-Docking Facility

NWS’ lease agreements for the Detroit master warehouse and the Grand Rapids hyper-terminal each have a ten-year term, expiring April 20, 2007 and January 31, 2007, respectively, and provide NWS with an option to purchase the properties. The facilities in Michigan are used to operate the Company’s distribution fee business.

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

Holders. As of June 10, 2004, the number of record holders of each of the classes of the Company’s common stock were as follows:

Voting common stock	2
Non-voting common stock	3

Dividends. The ability of the Company to pay dividends to its shareholders is restricted by certain covenants contained in its credit facility as well as certain restrictions contained in the Company’s indentures relating to its senior notes. Subject to these limitations, the Company has historically paid dividends to its shareholders for tax liabilities and for limited other purposes. In fiscal 2004 and 2003, the amounts of the dividends totaled $6.0 million and $9.4 million, respectively, in the aggregate.

Equity Compensation Plans. The Company does not have any equity compensation plans.

Item 6. Selected Consolidated Financial Data

You should read the following summary historical financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto included in Item 8 and the schedules accompanying this report.

Distribution fees include the per case distribution and brokerage fees for cases of spirits delivered in and on behalf of the State of Michigan, and as such, NWS does not take title to or finance inventory as part of its distribution and brokerage fee business. Please also note that NWS has elected “S” corporation status under the Internal Revenue Code and consequently, it does not incur liability for federal and state income taxes.

For purposes of calculating earnings to fixed charges, earnings consist of net income plus fixed charges. Fixed charges consist of interest expense, amortization of debt expense and discount or premium relating to indebtedness and the portion (30%) of rental expense on operating leases which NWS estimates to be representative of the interest factor attributable to rental expense.

Years Ended March 31, (Dollars and cases in thousands, except per case amount)
2004	2003	2002	2001	2000
Statement of Operations Data:

Net product sales	$513,615	$689,859	$659,594	$636,879	$603,625
Distribution fees	27,045	22,999	21,963	21,573	20,770

Total revenue	540,660	712,858	681,557	658,452	624,395
Cost of products sold	421,468	552,833	530,910	513,928	488,444

Gross profit	119,192	160,025	150,647	144,524	135,951
Selling, general and administrative expenses	120,270	144,550	131,025	125,034	119,396

Income (loss) from operations	(1,078)	15,475	19,622	19,490	16,555
Interest expense	(8,826)	(9,308)	(11,934)	(13,214)	(13,274)
Other income (expense)(1)	780	9,622	(228)	7,849	1,139

Net income (loss)	$(9,124)	$15,789	$7,460	$14,125	$4,420

Other Financial Data:
EBITDA (2)	$11,778	$34,704	$27,669	$36,229	$26,599
EBITDA margin	2.2%	4.9%	4.1%	5.5%	4.3%
Net income (loss) margin	(1.7)%	2.2%	1.1%	2.1%	0.7%
Cash provided by operating activities	$16,005	$15,185	$22,030	$7,357	$16,648
Cash provided (used) by investing activities	64	(2,489)	(5,307)	2,717	(7,715)
Cash used by financing activities	(20,423)	(18,611)	(9,082)	(9,539)	(7,282)
Depreciation and amortization	12,076	9,607	8,275	8,890	8,905
Capital expenditures (3)	$985	$2,337	$4,332	$6,083	$6,672
Ratio of earnings to fixed charges	0.2	x	2.2	x	1.5	x	1.9	x	1.3	x
Operating Statistics:
Product Sales Operations
Gross profit margin	17.9%	19.9%	19.5%	19.3%	19.1%
Cases shipped (spirits and wine)	4,496	6,295	6,351	6,425	6,394
Fee Operations
Cases shipped (spirits)	2,912	2,549	2,721	2,684	2,786
Distribution fee per case	$7.78	$7.60	$7.48	$7.32	$6.50

As of March 31 (in thousands)
2004	2003	2002	2001	2000
Balance Sheet Data:
Cash	$1,466	$5,820	$11,735	$4,094	$3,559
Total assets	187,100	203,814	201,405	192,290	188,197
Total debt	86,357	98,303	109,805	110,571	112,471
Total long-term liabilities	108,475	110,676	111,678	110,487	111,571
Stockholders’ equity	$12,593	$27,854	$23,095	$24,669	$18,183

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1)	The increase in Other income (expense) in 2003 and 2001 resulted from receipt of one time payments and Gain on sale of bottled water division, respectively.

(2)	EBITDA is defined as net income or loss plus interest expense, depreciation and amortization. EBITDA is a non-GAAP financial measure within the meaning of Regulation G. EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. Management uses EBITDA to set targets and monitor and assess financial performance. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles.

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the fiscal years 2000 through 2004:

	Years Ended of March 31 (in thousands)
	2004	2003	2002	2001	2000
Net Income (loss)	$(9,124)	$15,789	$7,460	$14,125	$4,420
Interest expense	8,826	9,308	11,934	13,214	13,274
Depreciation	5,947	7,188	6,561	7,046	7,270
Amortization	6,129	2,419	1,714	1,844	1,635

EBITDA	$11,778	$34,704	$27,669	$36,229	$26,599

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

(3)	The breakdown of capital expenditures by significant project is set forth below.

	Years Ended of March 31 (in thousands)
	2004	2003	2002	2001	2000

Business expansion	$—	$140	$1,144	$2,374	$3,112
Information systems	490	1,121	1,418	1,750	970
Equipment	495	1,076	1,770	1,959	2,590

	$985	$2,337	$4,332	$6,083	$6,672

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Overview

National Wine & Spirits, Inc. (the “Company”) is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company’s current operations are in Illinois, Indiana, Michigan, Kentucky, and from United States Beverage, L.L.C. (USB), the Company’s national import, craft and specialty beer marketing and distribution business. The Company’s reported revenues include net product sales in Illinois, Indiana, Michigan, and from USB, with distribution fees from the Michigan distribution operation.

The Company evaluates its operations and liquidity upon two reportable segments, which are business units that engage in product sales and all other activities. Product sales operations are conducted in Indiana, Illinois, Michigan, and from the USB distribution business. The majority of other activities relate to distribution fee operations in Michigan.

EBITDA is used throughout this Item as a financial indicator. Each reference to EBITDA herein is qualified by reference to, and should be read in conjunction with this paragraph and the following two paragraphs and the reconciliation below. EBITDA, as used herein, is defined as net income or loss plus interest expense, depreciation and amortization. EBITDA should not be construed as an alternative to income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

EBITDA is a non-GAAP financial measure within the meaning of Regulation G. EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. Management uses EBITDA to set targets and monitor and assess financial performance. EBITDA is not

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

intended to represent cash flows for the periods presented, nor has it been presented as an alternative to net income or loss as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles.

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the fiscal years 2000 through 2004:

	Years Ended of March 31 (in thousands)
	2004	2003	2002	2001	2000
Net Income (loss)	$(9,124)	$15,789	$7,460	$14,125	$4,420
Interest expense	8,826	9,308	11,934	13,214	13,274
Depreciation	5,947	7,188	6,561	7,046	7,270
Amortization	6,129	2,419	1,714	1,844	1,635

EBITDA	$11,778	$34,704	$27,669	$36,229	$26,599

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company experienced serious challenges during the latest fiscal year in its product sales segment primarily due to loss of distribution rights in its Illinois business and significant costs associated with a product introduction in its USB distribution business. The Company reacted to these events by reducing operating costs in Illinois, entering into a strategic alliance with a wholesaler in Illinois, refocusing marketing expenditures on core brands, and executing an amendment to the Company’s revolving credit facility.

Achievements during fiscal 2004 included the acquiring of long term distribution rights for Diageo (“Diageo”) and Schieffelin and Somerset (“S&S”) for both the product sales segment in Indiana and the fee segment in Michigan. The fee segment also received a boost from the addition of a brokerage contract with Future Brands that was effective January 1, 2004. The Company was also able reduce debt and related interest expense from the cash proceeds of the working capital reduction in Illinois. The strategic alliance with Glazer’s Wholesale Distributors (“Glazer”) was modified December 1, 2003 whereby Glazer committed to fund or receive 80% of all operating losses or profits, respectively. Glazer provided $12.6 million to the Company during fiscal 2004 as part of the alliance.

Total fiscal 2004 revenue declined by $172.2 million primarily due to the loss of Illinois distribution rights. Excluding Illinois, the product sales segment experienced an 8.9% increase in revenue for the year ended March 31, 2004 as compared to the prior annual period. Approximately 50% of this growth in product sales revenue was organic as opposed to the new

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

products being represented or launched. The revenue growth from non-Illinois product sales was driven by 10.4% increase in spirits revenue, 8.8% increase in wine revenue and a 6.0% increase in other product sales for the year ended March 31, 2004 as compared to the prior annual period.

Net income and EBITDA declined $24.9 million and $22.9 million, respectively, for the year ended March 31, 2004 as compared to the prior annual period. The drop in net income and EBITDA was primarily due to the reduction in product sales revenue of $176.2 million and increased brand spending of $5.1 million, as compared to the prior annual period in the product sales segment. In addition, one time payments of $9.2 million occurred during the year ended March 31, 2003.

Cash flow from operations for the year ended March 31, 2004 increased by $0.8 million from the prior annual period, primarily due to the reduction in product sales working capital. Cash provided by the changes in working capital was $14.8 million for the year ended March 31, 2004, an improvement of $22.5 million from the prior annual period. The cash proceeds were primarily used to repay long term debt of $11.9 million, fund shareholder distributions of $6.0 million, and to pay distribution rights of $3.5 million.

Outlook

The Company will continue to explore the options available for the Illinois business. However, the Company and Glazer are both committed to the profitability of the Illinois operation given Glazer’s agreement to fund 80% of operating losses. While Glazer and the Company formerly shared profits and losses of the Illinois wine & spirits distribution business equally, under the new terms of the alliance, Glazer committed to fund eighty percent (80%) of operating losses and receive eighty percent (80%) of operating profits effective December 1, 2003. The Company will fund twenty percent (20%) of any such losses and receive twenty percent (20%) of any such profits. Day to day management of the Illinois business is now the responsibility of Glazer, subject to certain rights and protective provisions in favor of the Company. Under the terms of the alliance, ownership of the Illinois business or the Company’s Illinois operating assets has not changed and neither party has the present right to buy or cause the sale of the other party’s interest in the alliance or the Company’s Illinois operating assets. At any time after July 31, 2004, if certain conditions are met, Glazer may purchase the Illinois operating assets for a purchase price based upon 80% of the then current net assets of the Company’s Illinois operating company and a 20% equity interest in the successor Illinois organization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table includes information regarding total cases shipped by NWS in 2004, 2003 and 2002:

	Years Ended of March 31 (Cases in thousands)
	2004		2003		2002
	Cases	Percent Change	Cases	Percent Change	Cases
Wine (product sales operations)	2,304	(21.5)%	2,934	5.6%	2,778
Spirits (product sales operations)	2,192	(34.8)%	3,361	(1.1)%	3,399
Spirits (distribution fee operations)	2,912	14.2%	2,549	(6.3)%	2,721

Total Wine and spirits	7,408	(16.2)%	8,844	(0.6)%	8,898
Other	9,139	2.3%	8,933	73.6%	5,146

Total	16,547	(6.9)%	17,777	26.6%	14,044

USB’s results are included in the other category for the current and prior years.

Fiscal 2004 Compared with Fiscal 2003

Revenue

Total revenue decreased $172.2 million to $540.7 million as a result of decreased product sales revenue, partially offset by an increase in fee revenue. Total product sales revenue decreased $176.2 million to $513.6 million for the year ended March 31, 2004. The decrease in product sales segment revenue for the year ended March 31, 2004 as compared to the prior year’s annual period was primarily due to the reduced sales volume in the Company’s Illinois market. Spirits, wine, and other product sales in all of the Company’s other operations were up due to growth of existing brands and the addition of the Diageo and S&S brands. Product sales revenue in the other operations increased approximately $30 million from the prior annual period due to acquisition or expansion of the Diageo and S&S brands, as well as increased sales of existing brands. Product sales revenue decreased approximately $206 million from the prior annual period due to the termination of certain brand distribution rights in the product sales segment. The addition of the S&S, Fortune, and expansion of the Diageo brands in the fee operations segment were primarily responsible for the 4.0 million, or 17.6%, increase from the prior year’s annual period.

Gross Profit

Gross profit decreased $40.8 million to $119.2 million as a result of decreased product sales, partially offset by an increase in distribution fees. Gross margin on product sales decreased $44.9 million for the year ended March 31, 2004 as compared to the prior annual

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

period. The sales volume decline in the Company’s Illinois business was primarily responsible for the drop in gross margin dollars during the year ended March 31, 2004, as compared to the prior year’s annual period. Gross profit percentage on product sales of 17.9% was below the prior year’s comparable period of 19.9% primarily due to increased brand support by USB of approximately $5.1 million, amortization of distribution rights of approximately $3.6 million, and competitive pricing in the Company’s Illinois operations due to the reduced brand representation. Incremental gross margin from the fee operations segment of $4.0 million was primarily due to the addition of the S&S, Fortune and increased volume of the Diageo and Allied Domecq brands.

Operating Expenses

Operating expenses for the product sales segment decreased $26.8 million to $95.1 million, or 22.0% for the year ended March 31, 2004 as compared to the prior year’s annual period. Management fees received from Glazer in the Company’s Illinois business, staffing adjustments, and cost reduction initiatives were primarily responsible for the reduction in product sales operating expenses during the year ended March 31, 2004 as compared to the prior year’s annual period. Operating expenses in the Company’s fee operations increased by approximately $2.5 million due to the increased case volume over the year ended March 31, 2004 as compared to the prior year’s annual period.

Warehouse and delivery expenses in the product sales segment were reduced by $3.6 million during the year ended March 31, 2004 as compared to the prior annual period, due to reductions in personnel and case volume in the Company’s Illinois business. Warehouse and delivery expenses for the Company’s fee operations increased by approximately $1.0 million, primarily from increased labor expense, equipment repair and supplies that resulted from the increased case volume.

Selling expenses for the product sales segment decreased $9.2 million from the prior year’s annual period, primarily as a result of significant cost reductions in the Company’s Illinois operation. The Company’s Illinois expense reduction for sales salaries, commissions, travel, entertainment, and promotion costs of approximately $9.7 million was the result of the reduced sales volume. Sales salaries and associated travel expenses for the fee operations increased by approximately $1.4 million due to the addition of the S&S brands and expansion of the Fortune and Diageo brokerage operations.

Administrative expenses for the product sales segment decreased by $2.2 million for the year ended March 31, 2004 as compared to the prior year’s annual period. The decrease was primarily the result of expense reductions in the MIS area of $0.7 million, office wages and taxes of $0.8 million, property taxes of $0.6 million, and reduced depreciation expense of $0.3 million.

Management fees from Glazer as part of the management services agreement were $12.6 million for the year ended March 31, 2004. These payments were $11.7 million greater than the fees during the prior fiscal year because the agreement was put in place near the end of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loss From Operations

Operating income for the product sales segment declined $18.1 million for the year ended March 31, 2004, to an operating loss of $3.0 million, versus $15.1 million of operating income for the prior annual period. The decline in revenue and gross profit from the Company’s Illinois division, and the increased brand promotion costs in the Company’s USB division, were primarily responsible for the decrease in operating income. Fee operations experienced an increase of $1.5 million in operating income during the year ended March 31, 2004 as compared to the prior annual period, primarily due to the increased fee revenue of $4.0 million with an operating expense increase of $2.5 million. The Company was able to achieve fee revenue increases prior to the addition of the incremental sales staffing and brand promotion costs associated with the newly acquired brands.

Interest Expense

Interest expense declined $0.5 million to $8.8 million for the year ended March 31, 2004 as compared to the prior annual period. Reduced debt levels due to the repurchase of $28.8 million of the Company’s senior notes during fiscal years 2003 and 2004 reduced interest expense by approximately $1.7 million. Gains from the discounted repurchases of the Company’s senior notes during the year ended March 31, 2004 were $0.7 million versus $2.0 million during fiscal 2003. The Company expects the fiscal 2005 interest expense to be approximately $10.0 million for all long term obligations, including the senior notes, revolving credit facility, and imputed interest on the distribution rights obligations.

Other Income

The reduction in other income for the year ended March 31, 2004 was primarily due to the one time payments of $9.2 million received during fiscal 2003. Equity in income from Commonwealth Wine & Spirits, LLC increased $0.4 million during the year ended March 31, 2004 as compared to the prior annual period.

Net Loss

Net income declined from $15.8 million during the prior year’s annual period to a net loss of $9.1 million for the year ended March 31, 2004. Net losses in the product sales segment from the Company’s Illinois and USB operations as compared to the prior annual period, and the one time payments of $9.2 million during fiscal 2003 were the primary reasons for the decrease in income during the current fiscal year.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the year ended March 31, 2004 was $11.8 million as compared to $34.7 million for the prior year’s annual reporting period. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Fiscal 2003 Compared with Fiscal 2002

Revenue

Total revenue increased $31.3 million, or 4.6%, to $712.9 million primarily a result of increased product sales revenue of $30.3 million. The increase in the product sales segment revenue for the year ended March 31, 2003 as compared to the prior year’s annual period was primarily due to increased sales by the Company’s USB division, who commenced nationwide distribution of Grolsch beers and Seagram Coolers in January 2002 and April 2002, respectively. Case and dollar volume of wine in the product sales segment remained stable; increasing 5.6% and 2.4%, respectively, during the year ended March 31, 2003 over the prior annual period. Spirits case and dollar volume in the product sales segment declined 1.1% and 3.8%, respectively, during the current annual period primarily due to the loss of certain distribution rights in the Illinois market. Fee revenue for the year ended March 31, 2003 increased 4.7% on lower case sales from the comparable prior annual period. The Company was able to increase fee revenue due to a $0.12 per case fee increase approved by the State of Michigan for 2002 and greater brokerage fee revenue for the year ended March 31, 2003 as compared to the prior annual period.

Gross Profit

Total gross profit increased $9.4 million to $160.0 million as a result of increased product sales, and a modest increase in distribution fees. Gross margin on product sales increased $8.3 million, or 6.5% for the year ended March 31, 2003 as compared to the prior annual period. Gross profit percentage on product sales increased to 19.9% for the year ended March 31, 2003 versus 19.5% for the comparable prior annual period. Both the increase in gross margin dollars and percentage were primarily the result of the Company’s USB operations during the year ended March 31, 2003, which was offset somewhat by declines in the gross margin dollars and percentage in other product sales operations. The gross profit margins in the Company’s product sales operations in Illinois and Indiana were under pressure during fiscal 2003 due to intensified marketing efforts from competing distributors during the period of uncertainty concerning product line representation.

Operating Expenses

Total operating expenses increased $13.5 million, or 10.3% for the year ended March 31, 2003 versus the prior annual period. Operating expenses for the product sales segment increased $13.0 million, primarily from increased selling expenses and administrative support of the Company’s USB division versus the prior annual period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Warehouse and delivery expenses in the product sales segment remained very stable, increasing by only $0.1 million during the year ended March 31, 2003 as compared to the prior annual period, due to reduced case volume in the Company’s Illinois operation. Warehouse and delivery expenses for the Company’s fee operations increased by only $0.1 million for the year ended March 31, 2003 as compared to the prior annual period, primarily due to increased wage rates which were offset by savings that resulted from the slightly reduced case volume.

Selling expenses for the product sales segment increased $10.2 million from the prior year’s annual period, primarily due to additional advertising, wages, and related travel expenses totaling $7.5 million that were incurred by the Company’s USB division. These additional expenditures were directly related to the additional volume created by the nationwide sales and marketing of Grolsch, Seagram Coolers, and a product launch in the spring of 2003. Sales wage increases and additional promotional costs in the Company’s other operations within the product sales segment of $2.7 million contributed to the increased sales expenses.

Administrative expenses for the product sales segment increased by $3.6 million for the year ended March 31, 2003 as compared to the prior year’s annual period. The increase was primarily due to increased administrative costs of $2.0 million related to the Company’s USB division for wages, benefits, and amortization of distribution rights as compared to the prior year’s annual period. Increased costs for casualty insurance of $0.8 million, professional fees of $0.3 million, and health care of $0.2 million across all segments were primarily responsible for the remaining administrative expense increase.

Management fees from Glazer as part of a management services agreement executed during February 2003 were $0.9 million for the year ended March 31, 2003. Management fees are recorded as a reduction of operating expenses and are attributable to the operating loss of the Company’s Illinois operation.

Income From Operations

Operating income for the product sales segment declined $4.6 million for the year ended March 31, 2003 as compared to the prior annual period, and was primarily due to the Company’s decline in revenue from its Illinois operation, which more than offset increased operating income from the USB operations. Fee operations experienced an increase of $0.5 million in operating income during the year ended March 31, 2003 as compared to the prior annual period, primarily due to the increased fee revenue of $1.0 million.

Interest Expense

Interest expense declined $2.6 million, or 22.0% to $9.3 million for the year ended March 31, 2003 from the prior year period. Reduced revolving credit balances during the year ended March, 31, 2003, the decline in the prime rate upon which the Company’s revolving line of credit is based, and gains from the discounted repurchases of the Company’s senior notes were primarily responsible for the decreased expense. As of March 31, 2003, the applicable interest rate on the revolving line of credit was 4.5%. The Company repurchased $17.9 million of its

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

senior notes on the open market during the quarter ended March 31, 2003 at 86% of face value and expensed associated unamortized debt issuance costs resulting in the $2.0 million gain. The open market repurchases of $17.9 million of senior notes had a minimal effect on cash interest expense for the year ended March 31, 2003, as the purchases were completed during March, 2003.

Other Income

Other income increased $9.9 million, primarily from one time payments of $9.2 million. The Company received $6.0 million of the one time payments as of March 31, 2003, and received $3.2 million on April 15, 2003. The Company’s share of losses from eSkye Solutions, Inc. was $1.2 million less during the year ended March 31, 2003 than the prior annual period.

Net Income

Net income of $15.8 million for the year ended March 31, 2003 was $8.3 million greater than the prior annual period. The increase in income from the Company’s one time payments, gain from repurchasing its senior notes, and increased USB profitability, was partially offset by the decline in income from the Illinois business.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the year ended March 31, 2003 was $34.7 million as compared to $27.7 million for the prior year’s annual period. EBITDA should not be construed as an alternative to operating income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Liquidity and Capital Resources

The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and it’s U.S. Beverage operation. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

The Company amended its $40 million revolving credit facility as of March 31, 2004. The amendment consisted of (i) reduced the minimum interest coverage ratio (ii) increased the maximum funded debt ratio (iii) reduced the permitted annual capital expenditures (iv) restricted the repurchases of the Company’s senior notes and (v) added a tier to the pricing grid for interest coverage of less than 1.50x. The tier for interest coverage below 1.5x would result in prime based advances being charged an interest rate of prime plus 75 bps and LIBOR advances being charged an interest rate of LIBOR plus 250 bps.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At March 31, 2004, the Company had $3.0 million of outstanding advances on its $40.0 million revolving line of credit facility and also had $3.7 million in letters of credit outstanding, resulting in availability of $33.3 million. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s prime based revolver rate of interest was 4.25% at March 31, 2004. The Company did not have any advances priced at a LIBOR based rate at March 31, 2004. The Company must maintain certain interest coverage and funded debt coverage ratios, as amended, with which the Company was in compliance at March 31, 2004. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2005.

The Company generated $16.0 million in net cash from operating activities for the year ended March 31, 2004, as compared to cash provided of $15.2 million for the prior year’s annual period. This increase in cash flow was primarily the result of a reduction in working capital from the Company’s Illinois business. Cash provided by working capital for the year ended March 31, 2004 was $14.8 million versus cash used of $7.7 million for the prior year’s annual period. This $22.5 million improvement was primarily due to the Illinois business’ net reductions in inventories, receivables, and payment of current liabilities. The Company’s net proceeds from the reduction of Illinois working capital was approximately $29.3 million for the year ended March 31, 2004. Inventory purchases and other working capital cash needs in the other product sales operations, due to the addition of the S&S brands, were the primary reason for cash used by working capital during the year ended March 31, 2004. Cash provided by net income (loss) and adjustments for depreciation and amortization were $3.0 million for the year ended March 31, 2004, as compared to $25.4 million for the prior year’s comparable period. The $24.9 million drop in net income was the largest factor in cash flow from operations, which was offset by the cash provided by the reduction of working capital in Illinois.

Net cash used by investing activities was $0.06 million for the year ended March 31, 2004, a decrease of $2.4 million from the prior year’s annual period. The decreased use of cash, as compared to the prior year’s annual period, was primarily due to reduced capital expenditures and intangible purchases of $3.3 million. The Company reduced its capital expenditures during fiscal 2004 due to the reduction in the Illinois revenue and income. The Company intends to continue the reduced level of capital expenditures during fiscal 2005 at maintenance levels between $2.0 million and $2.5 million.

Net cash used by financing activities increased by $1.8 million for the year ended March 31, 2004 as compared to the prior year’s annual period. Payments of $3.5 million for distribution rights obligations was the primary reason increased cash was used by financing

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

activities for the year ended March 31, 2004 as compared to the prior year’s annual period. The distribution rights payments are related to the $23.2 million of distribution obligations and are scheduled to be paid on a quarterly basis through June 2010. The Company purchased $10.9 million of its senior notes at approximately 91% of face, plus accrued interest, during the year ended March 31, 2004. Mr. LaCrosse individually purchased $1.7 million of the Company’s senior notes from the open market during the fourth quarter of fiscal 2004. There were $3.0 million of outstanding advances on the revolving credit facility at March 31, 2004. Stockholder distributions during the year ended March 31, 2004 provided funds to stockholders for estimated income tax payments of $2.6 million and $3.4 million related to certain stockholder obligations described below. The Company’s stockholder distributions were reduced during fiscal 2004 due to reduced income tax estimates paid by the stockholders. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture. The Company anticipates that fiscal 2005 stockholder distributions will be for income tax estimates of the shareholders and distributions for other purposes will be limited by the credit facility and indenture.

During 1998 Mr. LaCrosse transferred substantially all of his non-voting stock to a family trust for estate-planning purposes. As part of that transfer the Company distributed $3.4 million to Mr. LaCrosse, the family trust, and Mrs. Johnston during the year ended March 31, 2004. These distributions were made within the terms and conditions contained in the Company’s indenture governing its senior notes (including the limitation on restricted payments) and the revolving credit facility. The family trust remitted $2.8 million of these funds to Mr. LaCrosse in repayment of indebtedness for the non-voting stock that was purchased during 1998 and Mrs. Johnston retained $0.6 million. As of March 31, 2004 there was approximately $2.5 million owed to Mr. LaCrosse by the family trust related to the 1998 transfer of non-voting stock.

Total assets of $187.1 million at March 31, 2004 decreased by $16.7 million from March 31, 2003. The decrease in assets was primarily due to the product sales segment including collection of $7.8 million of vendor receivables, reduced trade accounts receivable of $7.0 million, and lowered cash balances of $4.1 million that were used to fund debt reduction and interest payments. The increase in intangible assets of $9.3 million was offset by a corresponding increase in distribution rights obligations of $12.1 million, representing the present value of amounts expected to be paid over the respective contract lives. Total debt of $86.4 million at March 31, 2004 as compared to March 31, 2003 decreased by $12.0 million due to the Company’s repurchase of $10.9 million of its senior notes on the open market and a $1.0 million reduction of the revolving credit facility. Equity decreased to $12.6 million at March 31, 2004 as compared to March 31, 2003 and primarily due to the net loss of $9.1 million and stockholder distributions of $6.0 million.

The Company expects to maintain adequate cash balances, collateral, and revolving credit facility availability to satisfy the Company’s anticipated working capital and debt service requirements during fiscal 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aggregate Contractual Commitments

The following table sets forth NWS’ contractual obligations for the periods set forth as of March 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$86,357,000	—	—	$82,029,000	$4,328,000
Operating lease obligations	13,513,000	4,133,000	7,009,000	1,998,000	373,000
Distribution rights obligations	26,054,000	4,979,000	9,458,000	7,867,000	3,750,000
Purchase obligations	42,305,000	42,305,000	—	—	—
Defined benefit plan funding (1)	922,000	922,000	—	—	—

(1)	The amounts for funding of the defined benefit plan include only those amounts due within fiscal 2005, as future amounts are not estimable at this time.

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

Environmental Matters

The Company currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions relating to the presence of certain hazardous substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the property owner’s ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although the Company is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to the Company have not occurred. Except for blending and bottling of a few of the Company’s private label brands, the Company does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

regulations. Compliance with environmental laws has not had a material effect upon NWS’ capital expenditures, earnings or competitive position.

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

Inventory Valuation. The carrying amount of inventories is reduced by an allowance that reflects management’s best estimate of inventory at net realizable value. Management reviews inventory turnover, sales activity, individual product spoilage, and historical destruction data to calculate an allowance for obsolescence.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Many of the vendor allowance programs are not part of written contracts and collectibility of amounts owed to NWS under such agreements cannot be assured. Management reviews vendor accounts receivable balances for collectibility and records an allowance for management’s best estimate of uncollectible accounts.

Defined Benefit Pension Plan. The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2004, the Company reduced its expected long-term rate of return on plan assets to 7.5% from 8.5% during the prior fiscal year. The assumed long-term rate of return on assets reflects the weighted average rate of earnings expected on the classes of funds invested, or to be invested to provide for the plan benefits. An analysis of the composition of the plan’s investments and investment policy compared against the investment’s expected returns results in the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) can affect future pension income (cost). Over the long term, the Company’s pension plan assets have earned in excess of 9.3%. However, the plan assets have lost an average of 2.0% per year during the last two years. Should this trend continue, the Company will again be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company uses the preceding November’s Moody’s AA Corporate Bond Index rounded down to the nearest  1/4 of a percentage point. At March 31, 2004, the Company determined this rate to be 6.0%, a decrease of 50 basis points from the rate used at March 31, 2003. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in 2004 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.1 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the year ended March 31, 2004, the Company recognized consolidated pretax pension cost of $0.6 million, up from $0.5 million in 2003. The Company currently expects that the consolidated pension cost for 2005 will not be materially different from 2004. The Company’s required minimum amount of 2005 contributions are approximately $0.9 million. However, the Company may elect to increase the minimum level of contributions in 2005 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46): Consolidation of Variable Interest Entities and during December 2003 issued Interpretation 46 (FIN 46R), Consolidation of Variable Interest Entities, and Interpretation of ARB 51. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.” Variable interests are investments or other interest that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at March 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$—	$79,029,000	$—	$79,029,000	$76,264,000
Avg. Rate	—	—	—	—	10.125%	—	10.125%
Variable	$—	$—	$—	$—	$3,000,000	$4,328,000	$7,328,000	$7,328,000
Avg. Rate	—	—	—	—	4.25%	4.00%	4.10%

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Wine & Spirits, Inc.

We have audited the accompanying consolidated balance sheets of National Wine & Spirits, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended March 31, 2004 and 2003, listed in the Index at Item 15. These 2004 and 2003 financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2004 and 2003 consolidated financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedule for the year ended March 31, 2002, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2002 financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated May 21, 2002.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of National Wine & Spirits, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2004 and 2003 financial statement schedules, when considered in relation to the 2004 and 2003 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the financial statements of National Wine & Spirits, Inc. and subsidiaries for the year ended March 31, 2002, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which was adopted by the Company as of April 1, 2002. Our audit procedures with respect to the disclosures in Note 7 with respect to the year ended March 31, 2002 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for the year ended March 31, 2002 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements for the year ended March 31, 2002 of the Company other than with respect to such reclassifications and accordingly, we do not express an opinion or any form of assurance on the 2002 financial statements for the year ended March 31, 2002 taken as a whole.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana

June 18, 2004

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

ARTHUR ANDERSEN LLP

Indianapolis, Indiana,

May 21, 2002.

National Wine & Spirits, Inc.

Consolidated Balance Sheets

	As Of March 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,466,000	$5,820,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,081,000 and $1,274,000	25,427,000	31,888,000
Vendor, less allowance for doubtful accounts of $125,000 and $297,000	3,745,000	11,475,000
Inventory	80,196,000	82,982,000
Prepaid expenses and other current assets	4,493,000	4,301,000

Total current assets	115,327,000	136,466,000

Property and equipment, net	31,484,000	36,498,000
Other assets:
Notes receivable, less reserve of $221,000 and $0	197,000	513,000
Cash surrender value of life insurance	4,366,000	3,815,000
Investment in Commonwealth Wine & Spirits, LLC	5,593,000	5,637,000
Intangible assets, net of amortization	27,646,000	18,328,000
Goodwill	1,246,000	1,246,000
Deferred pension costs	642,000	715,000
Deposits and other	599,000	596,000

Total other assets	40,289,000	30,850,000

Total assets	$187,100,000	$203,814,000

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$40,594,000	$39,761,000
Accrued payroll and payroll taxes	7,018,000	7,486,000
Excise taxes payable	4,813,000	4,503,000
Current portion of distribution rights obligations	4,115,000	1,697,000
Other accrued expenses	9,492,000	11,837,000

Total current liabilities	66,032,000	65,284,000
Deferred pension liability	3,061,000	3,005,000
Distribution rights obligations	19,057,000	9,368,000
Long-term debt	86,357,000	98,303,000

Total liabilities	174,507,000	175,960,000

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1,000	1,000
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53,000	53,000
Additional paid-in capital	25,009,000	25,009,000
Retained earnings (deficit)	(10,051,000)	5,081,000
Accumulated other comprehensive loss-unrealized net pension loss	(2,419,000)	(2,290,000)

Total stockholders’ equity	12,593,000	27,854,000

Total liabilities and stockholders’ equity	$187,100,000	$203,814,000

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Operations

	Years Ended March 31
	2004	2003	2002
Net product sales	$513,615,000	$689,859,000	$659,594,000
Distribution fees	27,045,000	22,999,000	21,963,000

Total revenue	540,660,000	712,858,000	681,557,000

Cost of products sold	421,468,000	552,833,000	530,910,000

Gross profit	119,192,000	160,025,000	150,647,000

Selling, general and administrative expenses:
Warehouse and delivery	37,147,000	39,833,000	39,610,000
Selling	49,640,000	57,452,000	46,840,000
Administrative	46,117,000	48,156,000	44,575,000
Management fees	(12,634,000)	(891,000)	—

	120,270,000	144,550,000	131,025,000

Income from operations	(1,078,000)	15,475,000	19,622,000

Interest expense:
Related parties	(176,000)	(197,000)	(258,000)
Third parties	(9,366,000)	(11,110,000)	(11,676,000)
Gain from repurchase of long term debt	716,000	1,999,000	—

	(8,826,000)	(9,308,000)	(11,934,000)

Other income (expense):
Vendor settlement income	—	9,200,000	—
Interest income	21,000	152,000	286,000
Rental and other income	17,000	118,000	390,000
Equity in income of Commonwealth Wine & Spirits, LLC	742,000	312,000	407,000
Equity in losses of eSkye Solutions, Inc.	—	(160,000)	(1,311,000)

	780,000	9,622,000	(228,000)

Net income (loss)	$(9,124,000)	$15,789,000	$7,460,000

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Stockholders’ Equity

	$.01 Par Value Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Notes Receivable from Stockholders	Total Stockholders’ Equity
	Voting	Non-Voting
Balance at April 1, 2001	$1,000	$53,000	$25,009,000	$(224,000)	$—	$(170,000)	$24,669,000
Net income	—	—	—	7,460,000	—	—	7,460,000
Unrealized net pension loss	—	—	—	—	(675,000)	—	(675,000)

Comprehensive Income							6,785,000
Decrease in notes receivable from Stockholders, net	—	—	—	—	—	170,000	170,000
Distributions to Stockholders	—	—	—	(8,529,000)	—	—	(8,529,000)

Balance at March 31, 2002	1,000	53,000	25,009,000	(1,293,000)	(675,000)	—	23,095,000
Net income	—	—	—	15,789,000	—	—	15,789,000
Unrealized net pension loss	—	—	—	—	(1,615,000)	—	(1,615,000)

Comprehensive Income							14,174,000
Distributions to Stockholders	—	—	—	(9,415,000)	—	—	(9,415,000)

Balance at March 31, 2003	1,000	53,000	25,009,000	5,081,000	(2,290,000)	—	27,854,000
Net loss	—	—	—	(9,124,000)	—	—	(9,124,000)
Unrealized net pension loss	—	—	—	—	(129,000)	—	(129,000)

Comprehensive loss							(9,253,000)
Distributions to Stockholders	—	—	—	(6,008,000)	—	—	(6,008,000)

Balance at March 31, 2004	$1,000	$53,000	$25,009,000	$(10,051,000)	$(2,419,000)	$—	$12,593,000

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31
	2004	2003	2002
Operating Activities:
Net income (loss)	$(9,124,000)	$15,789,000	$7,460,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	5,947,000	7,188,000	6,561,000
Amortization of intangible assets	6,129,000	2,419,000	1,714,000
Equity in losses of eSkye Solutions, Inc.	—	160,000	1,311,000
Equity in earnings of Commonwealth Wine & Spirits, LLC	(742,000)	(312,000)	(407,000)
Provision for bad debt expense	547,000	329,000	552,000
(Gain) loss on repurchase of long term debt	(716,000)	(1,999,000)	32,000
Gain on sales of assets	(270,000)	(274,000)	(47,000)
Increase in cash surrender value of life insurance	(551,000)	(447,000)	(547,000)
Changes in operating assets and liabilities
Accounts receivable	13,865,000	(1,970,000)	(1,731,000)
Inventories	2,786,000	(1,042,000)	(2,324,000)
Prepaid expenses and other current assets	(192,000)	(994,000)	(512,000)
Deposits and other	(4,000)	(788,000)	(101,000)
Accounts payable	833,000	(1,245,000)	5,056,000
Accrued expenses and taxes	(2,503,000)	(1,629,000)	5,013,000

Net cash and cash equivalents provided by operating activities	16,005,000	15,185,000	22,030,000

Investing activities:
Purchases of property and equipment	(985,000)	(2,337,000)	(4,332,000)
Purchases of intangible assets	(210,000)	(2,170,000)	(1,841,000)
Proceeds from sale of property and equipment	106,000	365,000	112,000
Proceeds from sale of intangible assets	272,000	—	—
Distributions from Commonwealth Wine & Spirits, LLC	786,000	1,286,000	405,000
Collections on notes receivable	95,000	367,000	349,000

Net cash and cash equivalents provided (used) by investing activities	64,000	(2,489,000)	(5,307,000)

Financing activities:
Proceeds from line of credit borrowings	140,400,000	54,250,000	146,900,000
Principal payments on line of credit borrowings	(141,400,000)	(50,250,000)	(146,900,000)
Principal payments on long-term debt, including purchases of senior notes	(9,935,000)	(15,317,000)	(2,653,000)
Proceeds of borrowings from stockholder	—	197,000	258,000
Payments of distribution rights obligations	(3,480,000)	(529,000)	—
Repayments on borrowings from stockholders	—	(175,000)	(253,000)
Receipts on notes receivable from stockholders and others	—	2,628,000	2,095,000
Distributions to stockholders	(6,008,000)	(9,415,000)	(8,529,000)

Net cash and cash equivalents used by financing activities	(20,423,000)	(18,611,000)	(9,082,000)

Net increase (decrease) in cash and cash equivalents	(4,354,000)	(5,915,000)	7,641,000
Cash and cash equivalents, beginning of year	5,820,000	11,735,000	4,094,000

Cash and cash equivalents, end of year	$1,466,000	$5,820,000	$11,735,000

See accompanying notes.

National Wine & Spirits, Inc.

Notes to Consolidated Financial Statements

March 31, 2004

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (NWS or the Company), an S-Corporation, is a holding company which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (NWSC) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (NWS-LLC) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (NWSM) distributes liquor throughout Michigan and National Wine & Spirits, LLC (NWSM-LLC) is a wholesale distributor of non-alcoholic and low proof products throughout Michigan. NWSM distributes spirits products as an Authorized Distribution Agent (ADA) for the State of Michigan and derives revenue from distribution and brokerage fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 13. Based in Connecticut, United States Beverage, L.L.C. (USB) distributes and markets import and craft beer along with malt based products throughout the United States.

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

Fair Value of Financial Instruments

The Company’s cash, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and the carrying amounts approximate fair value. Long-term notes receivable and payable, except for the Company’s senior notes payable, have primarily variable interest rates, thus their carrying amounts approximate fair value. The fair value of the Company’s senior notes payable has been determined on the basis of the specific securities issued and outstanding and is estimated at $76,264,000 at March 31, 2004.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in bank deposit accounts which, at times, may exceed federally insured limits. The Company has experienced no such losses in these accounts. At March 31, 2004, the Company had a book overdraft of its cash accounts from a certain financial institution, and recorded the overdraft as a current liability in the amount of $91,000.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $8,432,000, $10,602,000 and $3,610,000 in 2004, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using primarily the straight-line method over their expected useful lives as follows:

Buildings and improvements	10-40 years
Furniture and equipment	3-10 years
Warehouse equipment	7-10 years
Automobiles and trucks	5-7 years

Intangible Assets

Intangible assets with definite lives are amortized by the straight-line method (which, for loan acquisition costs, also approximates the yield method) over the terms of the agreements or their estimated useful lives, which range from two to ten years.

Certain distribution rights are classified as indefinite-lived intangible assets which are not amortized but tested for impairment annually.

Goodwill

Goodwill consists of costs in excess of the net assets acquired in connection with an acquisition in April, 1999. Prior to April 2002, goodwill was amortized using the straight-line method over 15 years. Effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets. As such, the Company no longer amortizes goodwill and performs annual tests for impairment, which was performed as of March 31, 2004, and there was no indication of impairment.

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

Revenue Recognition

NWSC, NWS-LLC, NWSM-LLC, and USB purchase inventory items for resale to customers and are liable for payment to the suppliers, as well as collecting payment from customers. NWSM receives a fixed fee per case of liquor distributed for the State of Michigan (distribution fees) which is also responsible for payments to suppliers. All revenue is recognized at the time of shipment. All Michigan spirits shipments are cash on delivery.

Net sales and distribution fees are recognized at the time product is shipped which is when title passes. Shipping and handling charged to customers is included in Net Product Sales. For the years ended March 31, 2004, 2003, and 2002, the Company incurred delivery expenses of $14,739,000, $16,342,000, and $16,533,000, respectively, which are included in warehouse and delivery expenses in the accompanying Consolidated Statements of Income.

Payments to Customers

The Company records certain payments to customers as a reduction of revenue in accordance with EITF 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). The Company recorded $14,075,000, $8,925,000 and $2,029,000 of consideration paid to customers as a reduction of revenue in the Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002, respectively.

Vendor Allowances Received

The Company records vendor allowances and discounts in the statement of operations in accordance with EITF 02-16: Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The Company receives allowances from vendors as a result of purchasing and promoting their products. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of the Company’s cost to promote a vendor’s product, or vendor allowances directly related to purchase of a vendor’s product are initially deferred. The deferred amounts are then recorded as a reduction of cost of good sold when the related product is sold.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46): Consolidation of Variable Interest Entities and during December 2003 issued Interpretation 46 (FIN 46R), Consolidation of Variable Interest Entities, and Interpretation of ARB 51. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.” Variable interests are investments or other interest that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

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

Reclassifications

Certain amounts from prior year’s financial statement have been reclassified to conform to the current year presentation. In addition, the fiscal 2002 financial statements have been reclassified to include additional disclosure relating to accounts receivable vendor and distribution rights obligations.

2. Investment in Unconsolidated Subsidiaries

eSkye Solutions, Inc.

The Company accounts for its investment in eSkye Solutions, Inc. (eSkye) on the equity method in accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (APB 18). APB 18 requires the Company to evaluate whether or not an “other than temporary” decline in value of an investment has occurred. As a result of this evaluation, the Company recorded an impairment charge of $530,000 for the year ended March 31, 2002, which is included in “Equity in losses of eSkye Solutions, Inc.” in the Consolidated Statements of Operations. In addition, losses applying the equity method were $781,000 for the year ended March 31, 2002, which were included in “Equity in losses of eSkye Solutions, Inc.” in the Consolidated Statements of Operations. Losses under the equity method for the year ended March 31, 2003 were in excess of the remaining book value of the investment in eSkye. The Company recorded $160,000 in losses for the year ended March 31, 2003, reducing its investment to $0. At March 31, 2004, the Company’s share of eSkye’s voting stock was 20.5%.

Commonwealth Wine & Spirits, LLC

In December 1998, NWSC formed a new distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company (“Vertner”) and Kentucky Wine & Spirits (“Kentucky W&S”). NWSC has accounted for its investment in Commonwealth Wine & Spirits, LLC using the equity method. Under the terms, NWSC invested $7,500,000 in exchange for a 25% interest in the new company. Vertner and Kentucky W&S equally own the remaining 75%. A portion of NWSC’s initial investment related to a franchise fee paid by NWSC on behalf of the new distributorship. As part of the operating agreement, NWSC’s initial cash distributions from the new distributorship are treated as return of NWSC’s original investment. As a result, the amortization of this franchise fee is allocated 100% to NWSC during the for the fiscal years 1999 through 2004, and is reflected in the Company’s recorded equity in income of Commonwealth Wine & Spirits, LLC in the accompanying consolidated statement of operations. The Company received distributions of $786,000, $1,286,000 and $405,000 and recorded equity in earnings of $742,000, $312,000 and $407,000 from Commonwealth Wine & Spirits, LLC in 2004, 2003 and 2002 respectively.

Summary financial information for eSkye Solutions, Inc. and Commonwealth Wine & Spirits, LLC is as follows:

	Years Ended March 31,
	2004	2003	2002
Sales	$81,355,000	$84,780,000	$86,365,000
Operating loss	(2,222,000)	(2,444,000)	(18,076,000)
Net loss	(2,020,000)	(134,000)	(16,132,000)

	March 31,
	2004	2003
Current assets	19,529,000	$20,520,000
Non-current assets	2,010,000	3,353,000
Current liabilities	6,698,000	8,069,000
Non-current liabilities	2,875,000	—
Minority interest	3,000	3,000
Redeemable stock	23,164,000	21,553,000

3. Inventory

Inventory at March 31 is comprised of the following:

	2004	2003
Inventory at FIFO	$91,070,000	$93,895,000
Less: LIFO reserve	(10,874,000)	(10,913,000)

	$80,196,000	$82,982,000

During the fiscal years ended March 31, 2004, 2003 and 2002, certain inventory quantities were reduced, which resulted in a partial liquidation of a LIFO inventory layers carried at a cost that prevailed in a prior year. For the fiscal year ended March 31, 2004, the effect of the liquidation of inventory was a decrease in the cost of products sold and a decrease in the net loss by $1,145,000. For fiscal years ended March 31, 2003 and 2002, the effect of the liquidation of inventory was a decrease in the cost of products sold and an increase in the net income by $205,000 and $22,000, respectively.

The Company utilizes the LIFO method of accounting for inventory for substantially all of its inventory. The amounts accounted for under LIFO as of March 31, 2004 and March 31, 2003 were $89,296,000 and $89,978,000, respectively.

4. Property and Equipment

Property and equipment at March 31 is comprised of the following:

	2004	2003
Land and improvements	$1,173,000	$1,170,000
Buildings and improvements	31,692,000	31,965,000
Furniture and equipment	13,832,000	14,294,000
Warehouse equipment	28,334,000	28,295,000
Automobiles and trucks	5,956,000	6,383,000

	80,987,000	82,107,000

Less: Accumulated depreciation	49,503,000	45,609,000

	$31,484,000	$36,498,000

5. Supplemental Cash Flow Information

During the years ended March 31, 2004, 2003 and 2002, the Company purchased intangible assets, principally distribution rights of $15,797,000, $13,605,000 and $1,841,000, respectively, by incurring other liabilities of $15,587,000, 11,435,000 and $0, respectively.

Cash paid for interest was $9,935,000, $11,657,000 and $11,754,000 in 2004, 2003 and 2002, respectively.

6. Intangible Assets

Intangible assets at March 31 is comprised of the following:

		2004		2003
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets Subject to Amortization
Distribution rights	7	$30,820,000	$6,170,000	$15,676,000	$1,683,000
Loan acquisition costs	10	4,076,000	2,011,000	4,716,000	1,890,000
Non-compete agreements	5	200,000	193,000	200,000	153,000

Total	7	$35,096,000	$8,374,000	$20,592,000	$3,726,000

		Carrying Amount		Carrying Amount
Intangible Assets Not Subject to Amortization
Distribution rights		$924,000		$1,462,000

Consolidated amortization expense related to intangible assets, excluding goodwill and other intangible assets with indefinite lives, for 2004, 2003, and 2002 was $5,513,000, $2,419,000 and $1,374,000, respectively.

As a result of the declining demand and lower than expected sales performance for a product line in the Company’s product sales segment, management performed an impairment analysis of the related distribution rights that are not subject to amortization. Management determined that the related distribution rights were impaired and recorded a charge of $846,000 to amortization expense during the twelve month period ended March 31, 2004 to write the intangible asset down to fair value. Fair value was calculated based on the discounted future cash flows of the product line’s expected contribution margin.

The estimated amortization expense for each of the next five years is as follows:

2005	$5,362,000
2006	5,224,000
2007	5,137,000
2008	4,349,000
2009	3,615,000

$23,687,000

7. Goodwill

The following is a summary of the changes in goodwill during the years ended March 31:

	2004	2003
Goodwill, beginning of year	$1,246,000	$1,251,000
Less: Amortization	—	—
Less: Write-off of goodwill	—	5,000

Goodwill, end of year	$1,246,000	$1,246,000

The following financial data illustrates pro forma earnings if goodwill and distribution rights with indefinite lives had not been amortized for 2004, 2003 and 2002:

	Year ending March 31
	2004	2003	2002
Net income, as reported	$(9,124,000)	$15,789,000	$7,460,000
Add back amortization of distribution rights with indefinite lives	—	—	236,000
Add back goodwill amortization	—	—	104,000

Adjusted net income, excluding goodwill amortization and amortization of distribution rights with indefinite lives	$(9,124,000)	$15,789,000	$7,800,000

8. Debt

Long-term debt at March 31 is comprised of the following:

	2004	2003
Senior notes payable (A)	$79,029,000	$89,975,000
Bank revolving line of credit (B)	3,000,000	4,000,000
Notes payable to stockholders, net (see Note 12)	4,328,000	4,328,000

	86,357,000	98,303,000
Less: current maturities	—	—

	$86,357,000	$98,303,000

(A)	On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several. NWS is a holding company and has no independent assets or operations.

The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restrict corporate activities.

On or after January 15, 2004, the Company may redeem some or all of the senior notes at any time at stated redemption prices plus accrued interest and liquidated damages.

The Company purchased $17,900,000 of its senior notes on the open market during fiscal year 2003. The notes were purchased for $15,317,000 plus accrued interest of $275,000. Related unamortized issuance costs of $584,000 were written off due to the purchase of the senior notes. The net gain on the purchase of $1,999,000 is included in interest expense.

The Company purchased $10,946,000 of its senior notes on the open market during fiscal 2004. The notes were purchased for $9,935,000 plus accrued interest of $333,000. Related unamortized issuance costs of $294,000 were written off due to the purchases of the senior notes. The net gain on the purchases of $716,000 of the senior notes is included in interest expense.

(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. Commercial letters of credit of $3.7 million were outstanding at March 31, 2004 for the self-insured portion of NWS’ casualty insurance policies. Line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. As of March 31, 2004 the applicable interest rate on the revolving line of credit was 4.25%.

The Company amended its $40 million revolving credit facility as of March 31, 2004. The amendment (i) decreased the minimum interest coverage ratio (ii) increased the maximum funded debt ratio (iii) reduced the permitted annual capital expenditures (iv) restricted the repurchases of the Company’s senior notes and (v) adjusted certain interest pricing terms and other financial covenants.

The Company was in compliance at March 31, 2004 with the restrictive covenants, as amended, of the revolving credit facility.

Principal payments due on debt at March 31, 2004 are as follows:

2005	—
2006	—
2007	—
2008	—
2009	$82,029,000
Thereafter	4,328,000

$86,357,000

9. Common Stock

The Company has two authorized classes of capital stock: voting $0.01 par value common shares and nonvoting $0.01 par value common shares. Both classes of stock have the same relative rights, performance limitations and restrictions, except that nonvoting shares are not entitled to vote on any matters submitted to a vote of the stockholders, except as provided by law.

10. Commitments and Contingencies

The Company leases office and warehouse space under noncancellable operating leases ranging from two to ten years, some of which include renewal and purchase options and escalation clauses, expiring on various dates through 2011. The Company also leases certain trucks and equipment pursuant to noncancellable operating leases with terms ranging from three to seven years. Future minimum rent payments as of March 31, 2004 are as follows:

2005	$4,133,000
2006	3,692,000
2007	3,317,000
2008	1,266,000
2009	732,000
Thereafter	373,000

$13,513,000

Rent expense was $4,797,000, $4,747,000 and $4,800,000 in 2004, 2003 and 2002, respectively.

The Company is party to certain distribution contracts that required minimum royalty payments for fiscal year 2004. Actual royalty payments exceeded the guaranteed minimum. Therefore, royalty payments were recorded in cost of sales as royalties became payable. As of March 31, 2004, the minimum royalty payment of $2,700,000 for fiscal year 2004 had been satisfied. There are no such commitments extending past fiscal 2004.

Management believes it is possible that the Company will enter into a firm purchase contract or will purchase certain inventory subsequent to March 31, 2004. The estimated loss resulting from the purchase of this inventory is approximately between $1,080,000 and $1,440,000. No amounts have been recorded in relation to this future event as of March 31, 2004.

The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

11. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after 5 years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. The following table is a reconciliation of the projected benefit obligation and the fair value of the deferred benefit pension plan assets.

	2004	2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,012,000	$4,962,000
Service cost	398,000	347,000
Interest cost	384,000	340,000
Actuarial changes	668,000	577,000
Benefits paid	(207,000)	(214,000)

Benefit obligation at end of year	$7,255,000	$6,012,000

Change in plan assets:
Fair value of plan assets at beginning of year	$3,773,000	$3,587,000
Actual gain (loss) on plan assets	759,000	(347,000)
Employer contributions	547,000	747,000
Benefits paid	(207,000)	(214,000)

Fair value of plan assets at measurement date	$4,872,000	$3,773,000

Reconciliation of funded status:
Funded (Unfunded) status	$(2,383,000)	$(2,239,000)
Unrecognized actuarial loss (gain)	2,420,000	2,291,000
Unrecognized prior service cost	594,000	647,000
Unrecognized transition obligation	48,000	67,000

Prepaid benefit cost at measurement date	679,000	766,000

Contributions made after measurement date	200,000	—

Prepaid benefit cost at end of year	$879,000	$766,000

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$679,000	$766,000
Non-current deferred additional liability	(3,061,000)	(3,005,000)
Deferred pension costs - intangible asset	642,000	715,000
Accumulated other comprehensive loss	$2,419,000	$2,290,000

Increase in minimum liability included in other comprehensive income	$129,000	$1,615,000

As of March 31, 2004 and 2003, the Company has recorded an additional minimum pension liability of $3,061,000 and $3,005,000, respectively. As the additional liability exceeds the intangible asset, the excess is recorded in Accumulated Other Comprehensive Loss in the amounts of $2,419,000 and $2,290,000 as of March 31, 2004 and 2003, respectively. An intangible asset of $642,000 and $715,000 was reflected in the Company’s consolidated balance sheet at March 31, 2004 and 2003, respectively. The change in the pension liability at March 31, 2004 as compared to the liability at March 31, 2003 was primarily caused by the difference in the actual return on assets compared to the expected return on assets and the 0.50% decrease in the discount rate assumption.

The projected benefit obligation and accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2003 and 2002 as illustrated in the following table.

	2004	2003
Projected benefit obligation	$7,255,000	$6,012,000
Accumulated benefit obligation	$7,255,000	$6,012,000
Plan assets at fair value	$4,872,000	$3,773,000

It is the Company’s policy to make quarterly contributions to the plan sufficient to meet the funding requirements of applicable laws and regulations, plus such additional voluntary amounts as deemed appropriate. The components of net periodic pension cost of the defined benefit plan are as follows for the years ended March 31:

	2004	2003	2002
Service cost-benefits earned during the year	$398,000	$347,000	$263,000
Interest on projected benefit obligation	384,000	340,000	288,000
Expected return on plan assets	(323,000)	(314,000)	(305,000)
Amortization of unrecognized net transition asset	20,000	20,000	20,000
Amortization of loss (gain)	101,000	34,000	—
Amortization of prior service cost	53,000	53,000	53,000

Net periodic pension cost	$633,000	$480,000	$319,000

The Company’s discount rate assumption is based upon the preceding year’s Moody’s AA Corporate Bond Index rounded down to the nearest  1/4 of a percentage point, and is assumed to be the rate at which the benefit obligations could be settled. The return on plan assets reflects the weighted-average of the long term rates of return for the broad categories of investments held in the Company’s defined benefit pension plan. The expected rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s assets. The actuarial assumptions used in accounting for the Company’s defined benefit retirement plan were as follows:

	2004	2003
Discount rate	6.00%	6.50%
Expected return on plan assets	7.50%	8.50%
Benefit increases	0.00%	0.00%

The Company’s investment strategy for its defined benefit pension plan is to maximize the long-term rate of return on plan assets within reasonable and prudent levels of risk, control costs, and maintain a high level of funding with regard to the projected benefit obligation. Investment results are the critical element in achieving the investment objectives, while reliance on contributions is a secondary element. The Company’s range of asset holdings as a percentage of market value, with a strategic allocation for each, is as follows:

	Lower Limit	Strategic Allocation	Upper Limit
Domestic large cap equities	20%	25%	30%
Domestic mid cap equities	10%	15%	20%
Domestic small cap equities	5%	10%	15%
International equities	5%	10%	15%
Domestic fixed income	30%	38%	46%
Cash equivalents	0%	2%	10%

This asset allocation range was used for the year ended March 31, 2004 and is the allocation to be used for the year ended March 31, 2005. As of the Company’s 2004 and 2003 measurement dates, the percentage of fair value of total assets by asset category was as follows:

	2004	2003
Asset category:
Equity securities	61.50%	60.10%
Debt securities	37.40%	38.90%
Cash and cash equivalents	1.10%	1.00%
Total

The Company expects to contribute approximately $922,000 to its defined benefit pension plan during the fiscal year ending March 31, 2005.

The Company also sponsors a defined contribution benefit plan for substantially all employees not covered by the defined benefit plan. Contributions to the plan are made at the discretion of the Company and may not exceed 5% of a participant’s compensation. The Company recorded $1,588,000, $1,598,000 and $1,411,000 of expense for the defined contribution plan in 2004, 2003 and 2002, respectively.

NWS-LLC contributes to union-sponsored multi-employer pension plans, which provide for contributions based on a specified rate per labor hour. Union employees constitute approximately 62% of NWS-LLC’s workforce and 51% of NWSM’s workforce. Contributions charged to expense were $575,000, $757,000 and $665,000 in 2004, 2003 and 2002, respectively. Information as to NWS-LLC’s portion of accumulated plan benefits and plan net assets is not available. Under the Employee Retirement Income Security Act of 1974 as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. NWS-LLC has no intention of withdrawing from the plans.

12. Related Party Transactions

The Company and its stockholders executed subordinated notes payable to stockholders and the total of subordinated notes payable was $4,328,000 at March 31, 2004 and 2003, with the principal balance due in December 2009. These notes bear interest at the prime lending rate. Interest expense on these notes was $176,000, $197,000 and $258,000 in 2004, 2003, and 2002, respectively.

NWSC had notes receivable from its two stockholders totaling $2,628,000 at March 31, 2002. The notes earned interest at the prime lending rate and were paid in full during September 2002. Interest income earned was $62,000 and $222,000 in 2003 and 2002 respectively. Proceeds of the notes were used by the stockholders to purchase additional capital stock of NWSC and to make loans to NWS-LLC.

The Company did not pay consulting fees to a minority stockholder of NWS-LLC during the year ended March 31, 2004, but paid $117,000 and $218,000 during 2003 and 2002, respectively.

The Chairman of NWS individually purchased $1,700,000 of the Company’s senior notes from the open market during the fourth quarter of fiscal year 2004.

A Director of the Company is the Chairman and Chief Executive Officer of eSkye. The Company received 6,000,000 shares of common stock in eSkye upon inception, representing founders stock. The Company accounts for its investment in eSkye using the equity method. The Company’s investment in convertible preferred stock of eSkye totaled $2,513,000.

NWS leases facilities and certain office equipment to eSkye under the terms of a three-year operating lease expiring September, 2004. NWS did not charge or receive any rent from eSkye during the year ended March 31, 2004 but received $137,000 and $270,000 during the years ended March 31, 2003 and 2002, respectively. The Company pays eSkye fees for computer services. NWS paid $50,000, $150,000, and, $49,000 during the years ended March 31, 2004, 2003 and 2002, respectively.

13. Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations conducted by NWSM. The Company evaluates performance and allocates resources based on these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

	2004	2003	2002
Revenue from external customers
Product sales	$513,615,000	$689,859,000	$659,594,000
All other	27,045,000	22,999,000	21,963,000
Interest expense
Product sales	7,110,000	7,654,000	10,309,000
All other	1,716,000	1,654,000	1,625,000
Depreciation expense
Product sales	4,041,000	5,212,000	4,505,000
All other	1,906,000	1,976,000	2,056,000
Amortization expense
Product sales	6,088,000	2,245,000	1,170,000
All other	41,000	174,000	544,000
Equity in earnings of Commonwealth Wine & Spirits, LLC
Product sales	742,000	312,000	407,000
All other	—	—	—
Equity in losses of eSkye Solutions, Inc.
Product sales	—	(160,000)	(1,311,000)
All other	—	—	—
Segment income (loss)
Product sales	(9,439,000)	17,111,000	9,155,000
All other	315,000	(1,322,000)	(1,695,000)
Segment assets
Product sales	177,042,000	193,757,000	190,585,000
All other	10,058,000	9,951,000	10,820,000
Investments in equity method investees
Product sales	5,593,000	5,637,000	6,771,000
All other	—	—	—
Expenditures on long-lived assets
Product sales	979,000	4,449,000	5,142,000
All other	216,000	58,000	1,031,000

14. Concentration of Risk

Products purchased from four suppliers amounted to approximately 46%, 59% and 62% of all purchases in 2004, 2003 and 2002, respectively.

15. Vendor Distribution Agreements

During the year ended March 31, 2004, NWSC entered into distribution contracts with two vendors, both on an exclusive basis for their respective products distributed in Indiana. Total payments of $17,500,000 are required for these agreements, and $15,442,000 is unpaid as of March 31, 2004. Payments are required on a quarterly basis through June 30, 2010. NWSC has imputed interest for the obligations at 4.0% and recorded a discount on the obligation which reduced the related intangible asset by $1,913,000. These assets will be amortized over the life of their respective contracts.

Future cash payments for all of the Company’s distribution rights obligations for the years ended March 31 are as follows:

2005	$4,979,000
2006	4,729,000
2007	4,729,000
2008	4,400,000
2009	3,467,000
Thereafter	3,750,000

Total distribution rights obligations	26,054,000
Imputed interest	(2,882,000)

Present value of minimum distribution rights payments	23,172,000
Current portion	(4,115,000)

Long-term distribution rights obligation	$19,057,000

16. Management Fees

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003 and, effective December 1, 2003, NWS modified certain terms of the agreement related to NWS’ operations in the State of Illinois. Prior to the amendment, NWS shared profits and losses of NWS-LLC equally with the other wholesaler. Under the new terms of the agreement, effective December 1, 2003, the other wholesaler has committed to fund eighty percent (80%) of operating losses and receive eighty percent (80%) of operating profits. NWS will fund twenty percent (20%) of any such losses and receive twenty percent (20%) of any such profits. Pursuant to the agreement, NWS-LLC recorded approximately $12,634,000 and $891,000 as a reduction of operating expenses during the twelve months ended March 31, 2004 and 2003, respectively. At March 31, 2004, a receivable from the wholesaler in the amount of approximately $1.9 million was recorded in Prepaid Expenses and Other Current Assets.

NWS-LLC continues to be a wholly owned subsidiary of NWS, and neither party has the present right to buy or cause the sale of NWS’ interest. However, at any time after July 31, 2004, if certain conditions are met, the other wholesaler may purchase NWS-LLC’s assets for a purchase price based upon 80% of the then current net assets of NWS-LLC and a 20% equity interest in the successor Illinois organization, as defined in the agreement.

17. Quarterly Data (Unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended March 31, 2004, 2003 and 2002:

	2004
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total
Total revenue	$144,034	$128,705	$156,530	$111,391	$540,660
Gross profit	34,885	29,045	32,291	22,971	119,192
Selling, general and administrative expenses	33,328	29,133	31,449	26,360	120,270
Income (loss) from operations	1,557	(88)	842	(3,389)	(1,078)
Interest expense	1,730	2,133	2,463	2,500	8,826
Other income (expense)	134	(45)	382	309	780
Net income (loss)	(39)	(2,266)	(1,239)	(5,580)	(9,124)

	2003
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total
Total revenue	$182,732	$175,536	$214,872	$139,718	$712,858
Gross profit	43,163	39,444	44,917	32,501	160,025
Selling, general and administrative expenses	36,130	36,099	36,710	35,611	144,550
Income (loss) from operations	7,033	3,345	8,207	(3,110)	15,475
Interest expense	2,819	2,828	2,845	816	9,308
Other income (expense)	180	114	200	9,128	9,622
Net income	4,394	631	5,562	5,202	15,789

	2002
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total
Total revenue	$166,639	$157,457	$209,030	$148,431	$681,557
Gross profit	37,467	35,115	44,941	33,124	150,647
Selling, general and administrative Expenses	32,075	31,484	33,128	34,338	131,025
Income (loss) from operations	5,392	3,631	11,813	(1,214)	19,622
Interest expense	3,004	3,047	2,957	2,926	11,934
Other income (expense)	(15)	(85)	(32)	(96)	(228)
Net income (loss)	2,373	499	8,824	(4,236)	7,460

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On June 11, 2002, the Board of Directors of NWS dismissed Arthur Andersen LLP (“Andersen”), the independent accountant who was engaged to audit the Company’s financial statements for fiscal 2002. The report of Andersen for the year ended March 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were either of them qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Item 9A. Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Part III

Item 10. Directors & Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information concerning the directors and executive officers of NWS as of June 30, 2004:

Name	Age	Position
James E. LaCrosse	71	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director
Catherine M. LaCrosse	37	Vice President of Sales-Indiana Fine Wine Division and Director
John J. Baker	34	Chief Operating Officer, Secretary and Director
Gregory J. Mauloff	52	Corporate Executive Vice President, Sales & Marketing
J. Smoke Wallin	37	Executive Vice President and Director
James R. Beck	60	Director
Patrick J. Hurrle	54	Vice President and General Manager, NWS-Indiana
Joseph J. Fisch	55	President, U.S. Beverage
Mitchell T. Stoltz	50	Director
Norma M. Johnston	75	Director
Stephen E. LaCrosse	34	Director
William M. Cockrum	66	Director
Vaughn D. Bryson	65	Director
David W. Goodrich	56	Director
Patrick A. Trefun	44	Corporate Controller and Treasurer

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

Catherine M. LaCrosse has served as Director of NWS since December 1998 and is currently Vice President of Sales of the Indiana Fine Wine Division. Ms. LaCrosse joined NWS in 1991 and has served in various sales and marketing positions in NWS-Indiana, NWS-Illinois and NWS-Michigan. Ms. LaCrosse received a BA in history from Indiana University in 1990. She is James LaCrosse’s daughter.

John J. Baker has served as Chief Operating Officer and Treasurer since 2001 and was appointed Director of NWS in May 2004. Mr. Baker joined the Company in 1993 and has also held positions as Executive Vice President, Director of Corporate Logistics, Director of Purchasing, and Operations Specialist. Prior to that, he served as a Financial Analyst for Comdata Corporation and Freight Forwarding Assistant for A.W. Fenton Company. Mr. Baker received an MBA in operations from Vanderbilt University-Owen School of Management in 1994 and a BS in economics and international business from Miami University in 1992.

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

J. Smoke Wallin has served as Executive Vice President and a Director of NWS since December, 1998. He served as Chief Financial Officer from December 1998 until April 2000. Mr. Wallin joined NWS in 1988 and served as Executive Vice President, Corporate Group, from 1993 to 1998. He received an MBA in finance, marketing and operations from Vanderbilt University-Owen School of Management in 1993 and a BS in economics from Cornell University in 1989. Mr. Wallin is James LaCrosse’s son-in-law.

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

Joseph J. Fisch has served as President and CEO of USB, since its inception in 1997. His previous experience with Joseph E. Seagram Corporation from 1971 through 1996 includes Market Research Analyst; Vice President and Division Manager, General Wine & Spirits Company; Vice President/General Manager, eastern region, House of Seagram; Vice President/General Manager, House of Seagram; President, Seagram Beverage Company. He received a BS in business administration and marketing from Bowling Green University, Ohio, in 1971.

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

Stephen E. LaCrosse was appointed Director in May 2004. He has held various positions within the Company including Corporate Budget Director, Brand Manager, and Special Projects Manager. Prior to joining NWS in 2002, he served with Conseco Capital Management from

1998 to 2000 as a Financial Analyst, and as a Field Market Manager for McCormick Distilling from 1995 to 1996. Mr. LaCrosse received an MBA in Finance and Marketing from Indiana University in 2002 and a BS in Finance from Indiana University in 1998. He is James LaCrosse’s son.

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

Vaughn D. Bryson has served as Director of NWS since July 1999. He serves on the boards of several public companies, particularly in the biotech industry. Mr. Bryson retired as Vice Chairman in 1996 from Vector Securities International. Prior to that, he worked for Eli Lilly and Company from 1961 to 1993 serving as President and CEO from 1991 to 1993, Executive Vice President from 1986 to 1990, and Board Member from 1984 to 1993. Mr. Bryson is a member of the board of directors of Atherogenics Inc., Amylin Pharmaceuticals Inc., Chiron Corp. and ICOS Corporation. Mr. Bryson is a graduate of the Stanford Sloan Program, Stanford Graduate School of Business in 1967 and received a BS in pharmacy from the University of North Carolina in 1960.

David W. Goodrich was appointed Director of NWS in May 2004. Currently he is President and CEO of the Central Indiana Corporate Partnership, Inc. He serves on the boards of several public companies and not-for-profit organizations. Prior to his current position, Mr. Goodrich worked for Colliers Turley Martin Tucker’s Indianapolis office from 1998 to 1999 as President and Executive Vice President. From 1986 to 1998, he served in F.C. Tucker Company, Inc.’s Commercial Real Estate Services Division as President, Executive Vice President and Treasurer after specializing in industrial and office brokerage as a sales manager and sales associate from 1979 to 1986. He is a member of the board of directors of American United Life Insurance Company, Citizens Gas and Coke Utility, Clarian Health Partners and Irwin Financial Corporation. Mr. Goodrich received an MBA in Finance and Real Estate from the University of Virginia in 1973 and a BBA in Finance from the University of Michigan in 1970.

Patrick A. Trefun, CPA, has served as Corporate Controller and Treasurer since 2001. Mr. Trefun previously served as controller of NWS-Indiana. He began working in the industry in 1982 as an accountant and later controller for General Liquors, Inc., which was purchased by NWS in 1987 at which time he joined the Company. Mr. Trefun received a BS in business administration with a concentration in accounting from Indiana University in 1982. He is a member of the American Institute of Certified Public Accountants and the Indiana CPA Society.

The eight individuals who comprise NWS’ senior management team have an average of over 23 years of experience in the alcohol-based beverage industry and 17.5 years of experience with NWS.

Audit Committee

The audit committee of NWS is comprised of Mr. William Cockrum, Mr. Vaughn Bryson and Mr. David Goodrich, each of whom is independent of NWS. The Company’s Board of Directors has determined that the Company does not have an audit committee financial expert serving on the audit committee. Management believes that the members of the audit committee have a sufficient understanding of GAAP and practical experience with financial statements so that the addition of a person meeting the technical definition of an “audit committee financial expert” is not necessary to ensure that the audit committee fulfills its functions.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and all employees.

Item 11. Executive Compensation

Compensation of Directors

Only outside directors of NWS receive annual compensation for serving as directors. Each outside director received $60,000 for the fiscal year ended March 31, 2004 for serving on the board.

Executive Compensation

The following table sets forth the compensation paid by NWS to James E. LaCrosse, Chief Executive Officer, and to each of the four most highly compensated executive officers of NWS for fiscal 2004, 2003 and 2002:

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(3)	All Other Compensation(1)
James E. LaCrosse	2004	$409,700	-0-	$9,035	$344,615	(2)
Chairman, President, Chief	2003	407,000	-0-	6,465	276,073	(2)
Financial Officer, and CEO	2002	407,000	249,000	6,772	219,864	(2)

Joseph J. Fisch	2004	348,269	142,500	-0-	9,821
President/CEO, U.S. Beverage	2003	275,000	117,500	-0-	5,481
	2002	225,000	60,000	-0-	4,500

Gregory Mauloff	2004	350,000	25,000	-0-	11,202
Corporate Executive Vice-President	2003	237,942	75,000	1,371	31,356	(4)
of Sales & Marketing	2002	173,327	50,000	738	8,567

Patrick J. Hurrle	2004	187,910	100,000	1,090	14,338
President, NWS-Indiana	2003	169,550	150,000	1,122	8,497
	2002	128,750	40,000	997	7,065

John J. Baker	2004	199,769	50,000	732	9,989
Chief Operating Officer and Secretary	2003	189,519	75,000	2,831	9,476
	2002	164,712	75,000	1,897	9,351

(1)	Includes 2004 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $10,000; Mr. Fisch, $9,821; Mr. Mauloff, $11,202; Mr. Hurrle, $14,338; Mr. Baker, $9,989. Includes 2003 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $10,000; Mr. Fisch, $5,481; Mr. Mauloff, $11,181; Mr. Hurrle, $8,497; Mr. Baker, $9,476. Includes 2002 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $8,500; Mr. Fisch, $4,500; Mr. Mauloff, $8,567; Mr. Hurrle, $7,065; and Mr. Baker, $9,351.
(2)	Includes $334,615, $266,073 and $211,364 for fiscal 2004, 2003 and 2002, respectively, of life insurance premiums paid by NWS on behalf of Mr. LaCrosse and for the benefit of the LaCrosse family trust for estate planning purposes. NWS expects the premiums paid on behalf of Mr. LaCrosse in the future will remain at their current annual rate. Upon the death of Mr. LaCrosse or termination of the life insurance policies, NWS is entitled to repayment out of the proceeds of the policies of all premiums paid on behalf of Mr. LaCrosse for the benefit of the LaCrosse family trust since the inception of the policy in 1994.

(3)	Represents personal use of a company supplied automobile.
(4)	Includes items valued at $20,175 received by Mr. Mauloff as sales incentive pay.

Compensation Committee Interlocks and Insider Participation

The compensation committee is comprised of Mr. Vaughn Bryson, Mr. William Cockrum, Ms. Catherine LaCrosse and Mr. James LaCrosse. There are no interlocking compensation committee relationships between NWS and any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The LaCrosse family and NWS own life insurance policies on the life of Mrs. Johnston in face amounts of $4.0 million and $0.5 million, respectively.

The Company does not have any equity compensation plans.

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

NWS leases facilities and certain office equipment to eSkye Solutions, Inc. under the terms of a three-year operating lease expiring September 2004. NWS did not charge or receive any rent from eSkye during the year ended March 31, 2004 but received rent from eSkye Solutions, Inc. of $137,000 and $270,000 during the years ended March 31, 2003 and 2002, respectively. The Company pays eSkye fees for computer services. NWS paid $50,000, $150,000, and $49,000 during the years ended March 31, 2004, 2003, and 2002, respectively.

From time to time, NWS-Indiana has loaned money to its principal shareholders, James E. LaCrosse and Norma M. Johnston, the primary purpose of which was to provide the necessary funds to finance start-up expenses and working capital needs of NWS-Illinois, an affiliated company owned prior to the 1998 reorganization by Mr. LaCrosse, Mrs. Johnston and Martin H. Bart. The indebtedness was retired in September 2002 funded by shareholder distributions. The proceeds of the loans were provided by Mr. LaCrosse and Mrs. Johnston to NWS-Illinois in the form of loans or additional capital contributions. This indebtedness to Mr. LaCrosse and Mrs. Johnston of $4.3 million matures in December 2009, and is subordinated to both the senior notes and the credit facility, and bears interest at the prime rate, which was 4.0% at March 31, 2004.

On July 27, 1998, Mr. LaCrosse transferred substantially all of his non-voting stock to a family trust for estate-planning purposes. As part of this transfer and in addition to normal distributions for tax purposes, NWS distributed $3.4 million to Mr. LaCrosse, the family trust, and Mrs. Johnston in the annual period ended March 31, 2004. These distributions were made within the terms and conditions contained in the Company’s indenture governing its senior notes (including the limitation on restricted payments) and the credit facility. The family trust remitted $2.8 million of these funds to Mr. LaCrosse in repayment of indebtedness for the non-voting stock that was purchased on July 27, 1998 and Mrs. Johnston retained $0.6 million. As of March 31, 2004 there is approximately $2.5 million owed to Mr. LaCrosse by the family trust related to the 1998 transfer of non-voting stock.

NWS-Indiana and NWS-Illinois have operated as S corporations under the Internal Revenue Code of 1986 (Code), and their respective subsidiaries have all operated as qualified subchapter S subsidiaries under the Code or other similarly taxed pass-through entities (the “S Corp. Businesses”). NWS has elected to be treated as an S corporation under the Code and has elected or will elect for each of its subsidiaries to be treated as qualified subchapter S subsidiaries. The S Corp. Businesses have not been subject to tax on their respective net taxable incomes, and the shareholders of the S Corp. Businesses have been directly subject to tax on their respective proportionate shares of such net taxable income. NWS-Indiana and NWS-Illinois have historically made cash distributions to Mr. LaCrosse, Mrs. Johnston and Mr. Bart in amounts equal to or greater than their respective tax obligations related to the S Corp. Businesses and certain stockholder obligations as described above. The aggregate amount of these distributions during 2004, 2003 and 2002 were $6.0 million, $9.4 million and $8.5 million, respectively. The terms of the senior notes and the credit facility permit NWS to make distributions to shareholders with respect to their tax liabilities and other purposes subject to certain conditions and limitations.

Mr. Martin Bart is a minority shareholder of NWS-Illinois and served as a director until April 1, 2003. NWS-Illinois did not pay a company owned by Mr. Bart any funds during the year ended March 31, 2004 but paid approximately $0.1 million and $0.2 million during each of fiscal years 2003 and 2002, respectively, for certain consulting services provided by Mr. Bart to NWS-Illinois. During 1998, NWS-Indiana entered into a five-year non-compete agreement with James Beck, a director of NWS and former President of NWS-Indiana, under which Mr. Beck was paid $0.3 million by the Company. NWS-Indiana obtained certain inventory and other property related to the wholesale cigar distribution business previously operated by Mr. Beck.

NWS pays “split-dollar” insurance premiums on seven insurance policies with a fair value of $15.1 million on the lives of Mr. LaCrosse and Mrs. Johnston. See Item 11-Executive Compensation. NWS is entitled to receive reimbursement for all premiums paid out of the proceeds of these policies upon the death of Mr. LaCrosse and Mrs. Johnston. Split dollar premiums paid by NWS were $328,000 for each of the annual periods ended March 31, 2004, 2003 and 2002. The LaCrosse Family Trust is the beneficiary of those policies.

Item 14. Principal Accountant Fees and Services

Audit Fees Aggregate fees billed by Deloitte & Touche in connection with the audit of the 2004 and 2003 financial statements and review of financial statements included in NWS’ Forms 10-Q for 2004 and 2003 totaled $0.4 million and $0.3 million, respectively.

Audit Related Fees The Company has paid no fees to Deloitte & Touche for audit related services. Aggregate fees billed by Andersen for audit related services in 2002 were $106,222. Those services consisted of an assessment of NWS’ internal controls.

The Company paid no fees to the principal accountant for tax services or other services in fiscal 2004 or 2003. 100% of the audit related fees paid to Andersen in 2002 were approved by the audit committee.

The audit committee approves in advance all auditing services and permitted non-audit services performed for the Company by its independent auditing firm other than certain services exempted from the approval requirements under rules promulgated by the Securities and Exchange Commission. The audit committee evaluates the independent auditing firm and annually selects the internal auditors and the independent auditing firm for the next year. Audit engagement fees and terms of audit services are approved in advance. The audit committee may delegate authority to pre-approve the provision of services to one or more of its members provided that any decisions so made must be presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report.

1.	Financial Statements

		Page(s) in this Report
	Report of Independent Registered Public Accounting Firm	34-35

	Report of Independent Public Accountants	36

	Consolidated balance sheets — March 31, 2004 & 2003	37

	Consolidated statements of operations — Years ended March 31, 2004, 2003 & 2002	38

	Consolidated statements of stockholders’ equity — Years ended March 31, 2004, 2003 & 2002	39

	Consolidated statements of cash flows — Years ended March 31, 2004, 2003 & 2002	40

	Notes to consolidated financial statements	41-58

2.	Financial Statement Schedules

	Schedule II - Valuation & Qualifying Accounts & Reserves	70

	Schedules other than those listed above are omitted as they are not required, or not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits

	See the Index to Exhibits on pages 73-75 of this Form 10-K, which is incorporated by reference herein.

(b)	Reports on Form 8-K.	Item.

	Form 8-K dated January 6, 2004	Item 5 and 7
	Form 8-K dated February 12, 2004	Item 12 and 7

NATIONAL WINE & SPIRITS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended March 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$1,274,000	$326,000	$—	$519,000	(1)	$1,081,000
Vendor allowance for doubtful accounts	297,000	—	—	172,000	(2)	125,000
Notes receivable reserve	—	221,000	—	—		221,000

Total	$1,571,000	$547,000	$—	$691,000		$1,427,000

Year ended March 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$1,291,000	$329,000	$—	$346,000	(1)	$1,274,000
Vendor allowance for doubtful accounts	—	297,000	—	—		297,000
Notes receivable reserve	—	—	—	—		—

Total	$1,291,000	$626,000	$—	$346,000		$1,571,000

Year ended March 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$1,737,000	$552,000	$—	$998,000	(1)	$1,291,000
Vendor allowance for doubtful accounts	—	—	—	—		—
Notes receivable reserve	—	—	—	—		—

Total	$1,737,000	$552,000	$—	$998,000		$1,291,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Collected funds

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2004.

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed on the 28th day of June, 2004 by the following persons in the capacities indicated:

SIGNATURE	TITLE
/s/ James E. LaCrosse James E. LaCrosse	Chairman, President, Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer

/s/ John J. Baker John J. Baker	Chief Operating Officer, Secretary and Director

Director, Executive Vice President, and Secretary
J. Smoke Wallin

/s/ James R. Beck	Director
James R. Beck

Director
Mitchell T. Stoltz

Director
William Cockrum

/s/ Norma M. Johnston	Director
Norma M. Johnston

Director
Vaughn D. Bryson

/s/ Catherine M. LaCrosse	Director
Catherine M. LaCrosse

/s/ Stephen E. LaCrosse	Director
Stephen E. LaCrosse

Director
David W. Goodrich

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of National Wine & Spirits, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s annual report Form 10K for the year ended March 31, 2000.)

3.2	Amended and Restated Bylaws of National Wine & Spirits, Inc. (Incorporated by reference to exhibit 3.2 to the Company’s annual report Form 10K for the year ended March 31, 2000.)

3.3	Articles of Incorporation of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.3 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.4	Bylaws of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.4 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.5	Articles of Incorporation of NWS, Inc. (incorporated by reference Exhibit 3.5 to the Company’s Registration Statement no. 333- 74589 on Form S-4, filed May 13, 1999).

3.6	Bylaws of NWS, Inc. (incorporated by reference Exhibit 3.6 to the Company’s Registration Statement no. 333-74589 on Form S- 4, filed May 13, 1999).

3.7	Articles of Incorporation of NWS Michigan, Inc. (incorporated by reference Exhibit 3.7 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.8	Bylaws of NWS Michigan, Inc. (incorporated by reference Exhibit 3.8 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.9	Articles of Organization of NWS-Illinois, LLC (incorporated by reference Exhibit 3.9 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.10	Operating Agreement of NWS-Illinois, LLC (incorporated by reference Exhibit 3.10 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

Exhibit No.	Description
4.1	Indenture relating to the Exchange Notes, dated as of January 25, 1999 among National Wine & Spirits, Inc., the Subsidiary Guarantors and Norwest Bank Minnesota, N.A., as trustee (including cross-reference sheet regarding sections 310 through 318 (a) of the Trust Indenture Act) (incorporated by reference Exhibit (4b) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

4.2	A/B Exchange Registration Rights Agreement, dated as of January 25, 1999, among National Wine & Spirits, Inc., the Subsidiary Guarantors and the Initial Purchasers (incorporated by reference Exhibit 4(b) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

4.3	Form of Exchange Notes (including related Subsidiary Guarantors) (incorporated by reference Exhibit 4(c) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

4.4	Guaranty entered into as of January 25, 1999 by all Subsidiary Guarantors (incorporated by reference Exhibit 4(d) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

10.1	Purchase Agreement, dated January 20, 1999, among National Wine & Spirits, Inc., the Subsidiary Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

10.2	Credit Agreement, dated as of March 31, 2003, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10-2 to the Company’s Annual Report on Form 10-K filed July 1, 2003).

10.3	Amendment No. 1 to the Credit Agreement dated June 30, 2003, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10-2 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2003).

10.4	Amendment No. 2 to the Credit Agreement dated March 31, 2004, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent.

14	Code of Ethics

21	List of subsidiaries (incorporated by reference Exhibit 21 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Forward – Looking Statements

99.2	99.3 Letter to SEC regarding representations of Arthur Andersen LLP (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed May 24, 2002).