Form 10-Q
period 2004-07-02
NATIONAL WINE & SPIRITS INC
filed 2004-08-12
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 2, 2004.

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of July 2, 2004 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended July 2, 2004

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2004	March 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,737,000	$1,466,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,010,000 and $1,081,000	35,332,000	25,427,000
Vendor, less allowance for doubtful accounts of $125,000 and $125,000	5,028,000	3,745,000
Inventory	78,572,000	80,196,000
Prepaid expenses and other current assets	5,196,000	4,493,000

Total current assets	126,865,000	115,327,000

Property and equipment, net	30,415,000	31,484,000
Other assets:
Notes receivable, less reserve of $221,000 and $221,000	197,000	197,000
Cash surrender value of life insurance	4,367,000	4,366,000
Investment in Commonwealth Wine & Spirits, LLC	5,275,000	5,593,000
Intangible assets, net of amortization	25,977,000	27,646,000
Goodwill	1,246,000	1,246,000
Deferred pension costs	642,000	642,000
Deposits and other	599,000	599,000

Total other assets	38,303,000	40,289,000

Total assets	$195,583,000	$187,100,000

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$40,906,000	$40,503,000
Outstanding checks in excess of bank balance	4,685,000	91,000
Accrued payroll and payroll taxes	5,205,000	7,018,000
Excise taxes payable	3,823,000	4,813,000
Current portion of distribution rights obligations	3,902,000	4,115,000
Other accrued expenses	14,303,000	9,492,000

Total current liabilities	72,824,000	66,032,000

Deferred pension liability	3,061,000	3,061,000
Distribution rights obligations	18,149,000	19,057,000
Long-term debt	88,857,000	86,357,000

Total liabilities	182,891,000	174,507,000

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1,000	1,000
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53,000	53,000
Additional paid-in capital	25,009,000	25,009,000
Accumulated deficit	(9,952,000)	(10,051,000)
Accumulated other comprehensive loss-unrealized net pension loss	(2,419,000)	(2,419,000)

Total stockholders’ equity	12,692,000	12,593,000

Total liabilities and stockholders’ equity	$195,583,000	$187,100,000

See accompanying notes

NATIONAL WINE & SPIRITS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	July 2, 2004	June 27, 2003
Net product sales	$137,387,000	$137,910,000
Distribution fees	7,274,000	6,124,000

Total revenue	144,661,000	144,034,000

Cost of products sold	111,456,000	109,149,000

Gross profit	33,205,000	34,885,000

Selling, general and administrative expenses:
Warehouse and delivery	9,420,000	9,254,000
Selling	13,818,000	14,898,000
Administrative	11,024,000	11,705,000
Management fees	(3,731,000)	(2,529,000)

	30,531,000	33,328,000

Income from operations	2,674,000	1,557,000

Interest expense:
Related parties	(44,000)	(44,000)
Third parties	(2,360,000)	(2,386,000)
Gain from repurchase of long term debt	—	700,000

	(2,404,000)	(1,730,000)

Other income (expense):
Interest income	1,000	11,000
Rental and other income	15,000	26,000
Equity in income (losses) of Commonwealth Wine & Spirits, LLC	(187,000)	97,000

	(171,000)	134,000

Net income (loss)	$99,000	$(39,000)

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	July 2, 2004	June 27, 2003
Operating Activities:
Net income (loss)	$99,000	$(39,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,352,000	1,595,000
Amortization of intangible assets	1,638,000	781,000
Equity in earnings of Commonwealth Wine & Spirits, LLC	187,000	(97,000)
Provision for bad debt expense	12,000	129,000
Gain on repurchase of long term debt	—	(700,000)
Gain on sales of assets	(41,000)	(273,000)
Increase in cash surrender value of life insurance	(1,000)	(63,000)
Changes in operating assets and liabilities
Accounts receivable	(11,200,000)	969,000
Inventories	1,624,000	8,705,000
Prepaid expenses and other current assets	(703,000)	(1,546,000)
Deposits and other	—	3,000
Accounts payable	312,000	117,000
Accrued expenses and taxes	2,008,000	(483,000)

Net cash and cash equivalents provided (used) by operating activities	(4,713,000)	9,098,000

Investing activities:
Purchases of property and equipment	(293,000)	(384,000)
Purchases of intangible assets	(69,000)	(56,000)
Proceeds from sale of property and equipment	50,000	82,000
Proceeds from sale of intangible assets	100,000	—
Distributions from Commonwealth Wine & Spirits, LLC	131,000	60,000
Collections on notes receivable	—	95,000

Net cash and cash equivalents used by investing activities	(81,000)	(203,000)

Financing activities:
Cash provided by outstanding checks in excess of bank balance	4,685,000	—
Proceeds from line of credit borrowings	49,000,000	18,200,000
Principal payments on line of credit borrowings	(46,500,000)	(20,200,000)
Principal payments on long-term debt, including purchases of senior notes	—	(8,681,000)
Payments of distribution rights obligations	(1,120,000)	(436,000)
Distributions to stockholders	—	(2,810,000)

Net cash and cash equivalents provided (used) by financing activities	6,065,000	(13,927,000)

Net increase (decrease) in cash and cash equivalents	1,271,000	(5,032,000)
Cash and cash equivalents, beginning of year	1,466,000	5,820,000

Cash and cash equivalents, end of year	$2,737,000	$788,000

See accompanying notes.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (“NWS” or the “Company”), an S-Corporation, is a holding company, which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (“NWSC”) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (“NWS-LLC”) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (“NWSM”) and National Wine & Spirits, LLC (“NWSM-LLC”) are distributors of liquor and non-alcoholic products throughout Michigan. NWSM distributes products as an Authorized Distribution Agent (“ADA”) for the State of Michigan and derives revenue from distribution fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 8. Based in Connecticut, U.S. Beverage, LLC (“USB”) distributes and markets import and craft beer along with malt based products throughout the United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 2, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

There were no amounts included in comprehensive income (loss) for the three-month period ended July 2, 2004 other than net income (loss).

The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Fiscal Year

The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period. The results for the quarter ended July 2, 2004 include thirteen weeks and two days. The results for the quarter ended June 27, 2003 include twelve weeks and four days.

Recent Accounting Pronouncements

None applicable to the Company.

Reclassifications

Certain amounts from prior year’s financial statement have been reclassified to conform to the current period presentation.

2. Inventory

Inventory is comprised of the following:

	July 2, 2004	March 31, 2004
Inventory at FIFO	$89,642,000	$91,070,000
Less: LIFO reserve	(11,070,000)	(10,874,000)

	$78,572,000	$80,196,000

3. Supplemental Cash Flow Information

Cash paid for interest during the three-month period ended July 2, 2004 and June 27, 2003 was $431,000 and $519,000, respectively.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Debt

Long-term debt is comprised of the following:

	July 2, 2004	March 31, 2004
Senior notes payable (A)	$79,029,000	$79,029,000
Bank revolving line of credit (B)	5,500,000	3,000,000
Notes payable to stockholders	4,328,000	4,328,000

	88,857,000	86,357,000
Less: current maturities	—	—

	$88,857,000	$86,357,000

(A)	On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several.

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

(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana, that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. Line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. As of July 2, 2004, total advances on the revolving line of credit were $5,500,000, which bore interest at 5.00% based upon prime rate pricing. Commercial letters of credit of $3.7 million were issued for the self-insured portion of NWS’ casualty insurance policies.

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at July 2, 2004.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

On June 30, 2004, the Company amended its $40 million revolving credit facility. The amendment permits the Company to repurchase up to $10.0 million of its senior notes subject to certain availability levels.

5. Commitments

During the three month period ended July 2, 2004, the Company agreed to pay a supplier approximately $950,000 in settlement of purchase commitments. No additional payments are expected to be paid or losses incurred in conjunction with this commitment. As this amount is not expected to be recovered through the profit of future sales, the Company recorded a charge to cost of products sold for the three-month period ended July 2, 2004.

6. Intangible Assets

Intangible assets consist of the following:

		July 2, 2004		March 31, 2004
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$30,720,000	$7,662,000	$30,820,000	$6,170,000
Loan acquisition costs	10	4,124,000	2,129,000	4,076,000	2,011,000
Non-compete agreements	5	200,000	200,000	200,000	193,000

Total	7	$35,044,000	$9,991,000	$35,096,000	$8,374,000

Intangible Assets Not Subject to Amortization	Carrying Amount	Carrying Amount
Distribution rights	$924,000	$924,000

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

7. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after 5 years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. Components of Net Periodic Benefit Cost for the three months ended July 2, 2004 and June 27, 2003 are as follows:

	Pension Benefits
	July 2, 2004	June 27, 2003
Service cost-benefits earned during the year	$122,000	$100,000
Interest cost on projected benefit obligation	107,000	96,000
Expected return on plan assets	(96,000)	(81,000)
Prior service cost and other amortization (net)	44,000	44,000

Net amount charged to income	$177,000	$159,000

During the three months ended July 2, 2004, $301,000 has been contributed to the company sponsored defined benefit pension plan. The Company presently anticipates contributing an additional $621,000 to fund the plan during the fiscal year for a total of $922,000.

8. Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements.

	Three Months Ended
	July 2, 2004	June 27, 2003
Revenue from external customers
Product sales	$137,387,000	$137,910,000
All other	7,274,000	6,124,000
Segment income (loss)
Product sales	243,000	(85,000)
All other	(144,000)	46,000
Segment assets
Product sales	187,082,000	177,242,000
All other	8,501,000	11,169,000

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

The Company received notification on July 21, 2004 of an award in favor of the Company, in connection with a certain lawsuit, subject to rights of appeal by both parties. The settlement is for approximately $2.3 million and is to be received by the Company within thirty days of the notification.

10. Management Fees

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003 and, effective December 1, 2003, NWS modified certain terms of the agreement related to NWS’s operations in the State of Illinois. NWS formerly shared profits and losses of NWS-LLC equally with the other wholesaler. Under the new terms of the agreement, effective December 1, 2003, the other wholesaler committed to fund eighty percent (80%) of operating losses and receive eighty percent (80%) of operating profits. NWS funds twenty percent (20%) of any such losses and receives twenty percent (20%) of any such profits. Ownership of NWS-LLC or the NWS-LLC’s operating assets has not changed and neither party has the present right to buy or cause the sale of the other party’s interest. However, at any time after July 31, 2004, if certain conditions are met, the other wholesaler may purchase NWS-LLC’s assets for a purchase price based upon 80% of the then current net assets of NWS-LLC and a 20% equity interest in the successor Illinois organization, as defined in the agreement. As part of the agreement, NWS-LLC recorded approximately $3,731,000 and $2,529,000 as a reduction of operating expenses during the three months ended July 2, 2004 and June 27, 2003, respectively.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion in conjunction with “Selected Consolidated Financial Data” and NWS’ historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q. Unless otherwise indicated, all references to years are to NWS’ fiscal year ended March 31.

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

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the three months ended July 2, 2004 and June 27, 2003:

	Three Months Ended
	July 2, 2004	June 27, 2003
	(in thousands)
Net Income (loss)	$99	$(39)
Interest expense	2,404	1,730
Depreciation	1,352	1,595
Amortization	1,638	781

EBITDA	$5,493	$4,067

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s net income and EBITDA showed increases from the prior year’s quarter due to volume growth in the wine, spirits and distribution fees categories. Expense reductions in the product sales segment, along with the increased revenue, resulted in a $1.1 million increase in operating income for the quarter ended July 2, 2004 as compared to the prior year’s quarter. Net income was $0.1 million for the three months ended July 2, 2004 as compared to a net loss of $0.04 million during the same quarter last year. EBITDA of $5.5 million for the quarter ended July 2, 2004 was $1.4 million above the prior year’s quarter. The Company had $30.8 million available under its $40.0 million revolving credit facility at July 2, 2004.

Total revenue increased by $0.6 million primarily due to the increased brand representation in the distribution fees segment. The product sales segment experienced a decline in revenue for the quarter ended July 2, 2004 as compared to the prior year’s quarter, due to product introductions that occurred in the prior year’s quarter that were not entirely offset by increased sales of existing brands during the current year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months ended July 2, 2004 and June 27, 2003:

	Three Months Ended
	July 2, 2004	June 27, 2003	Percent Change
	(Cases in thousands)
Wine (product sales operations)	598	552	8.3%
Spirits (product sales operations)	572	565	1.2%
Spirits (distribution fee operations)	761	685	11.1%

Total wine and spirits	1,931	1,802	7.2%

Other (including USB sales)	2,813	3,401	(17.3)%

Total	4,744	5,203	(8.8)%

USB’s results are included in the other category for the current and prior years.

Three Months Ended July 2, 2004 Compared With Three Months Ended June 27, 2003

Revenue

Total revenue increased $0.6 million to $144.7 million as a result of increased fee revenue and stable product sales. Product sales case volume in the spirits and wine categories increased 1.2% and 8.3%, respectively for the three months ended July 2, 2004 as compared to the prior year’s quarter. Other case volume declined from the prior year’s quarter primarily due to reduced sales volume of Seagram Smooth, a product introduced by the Company’s USB division in last year’s quarter. Increases in the spirits and wine categories in the product sales segment offset the revenue shortfall for Other products as compared to the prior year’s quarter. The addition of the Schieffelin, Future, and expansion of the Diageo and Allied Domecq brands in the fee operations segment were primarily responsible for the $1.2 million, or 18.8%, increase in fee revenue from the prior year’s quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

Gross profit decreased $1.7 million to $33.2 million due to decreased product sales volume, primarily the result of the comparison to the prior year’s quarter which included the Seagram Smooth product introduction by the Company’s USB division. Gross profit percentage on product sales of 18.9% was below the prior year’s comparable period of 20.9% primarily due to competitive conditions in the Company’s Illinois market and the settlement of a purchase commitment of $1.0 million in the product sales segment. Incremental gross margin from the fee operations segment of $1.2 million was primarily due to the addition of the Schieffelin and Future brands, as well as increased volume of the Diageo and Allied Domecq brands.

Operating Expenses

Total operating expenses declined by $2.8 million, or 8.4% primarily due to the product sales segment, which included reductions in the sales and administrative areas, along with increased management fees, as compared to the prior year’s quarter. Operating expenses for the product sales segment decreased $4.1 million, or 15.0% for the quarter ended July 2, 2004 as compared to the prior year’s quarter. Reduced brand promotional costs, increased management fees, and savings from reduced professional and health care costs were primarily responsible for the reduction in product sales operating expenses during the quarter ended July 2, 2004 as compared to the prior year’s quarter. Operating expenses in the Company’s fee operations increased by approximately $1.3 million due to greater sales expense and increased case volume over the quarter ended July 2, 2004 as compared to the prior year’s quarter.

Warehouse and delivery expenses in the product sales segment remained stable despite the increased case volume, decreasing by $0.1 million during the quarter ended July 2, 2004 as compared to the prior year’s quarter. Warehouse and delivery expenses for the Company’s fee operations increased by approximately $0.3 million, primarily from increased labor expense, equipment repair and supplies that resulted from the increased case volume.

Selling expenses for the product sales segment decreased $2.0 million from the prior year’s quarter, primarily due to reductions in brand promotion costs as compared to the prior year’s quarter, which included product introductions. Sales salaries and associated travel expenses for the fee operations increased by approximately $0.9 million due to the addition of the Schieffelin brands and expansion of the Fortune and Diageo brokerage operations.

Administrative expenses for the product sales segment decreased by $0.8 million for the quarter ended July 2, 2004 as compared to the prior year’s quarter. The decrease was primarily the result of expense reductions for office wages and taxes of $0.3 million, health costs of $0.4 million, and professional fees of $0.3 million. Administrative expenses for the fee operations increased by $0.2 million, primarily due to increased support services that resulted from the increased case volume during the current year’s quarter as compared the prior year’s comparable period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management fees from Glazer, as part of the management services agreement, were $3.7 million for the three months ended July 2, 2004, as compared to $2.5 million for the prior year’s quarter. These increased from the prior year’s quarter due to the modification of the agreement that occurred during December 2003.

Income From Operations

Operating income for the product sales segment increased by $1.3 million for the quarter ended July 2, 2004 to $2.5 million, versus the prior year’s comparable quarter. Stable revenue with reduced operating expenses more than offset the shortfall in gross profit during the quarter ended July 2, 2004 as compared to the prior year’s quarter. Operating income for the fee operations segment decreased $0.2 million for the three months ended July 2, 2004, compared to $0.4 million for the prior year’s quarter.

Interest Expense

Interest expense increased $0.7 million to $2.4 million for the quarter ended July 2, 2004 as compared to the prior year’s quarter. Gains from the repurchase of $9.6 million of the Company’s senior notes during the quarter ended June 27, 2003 reduced interest expense by approximately $0.7 million, while no debt repurchases occurred during the current year’s quarter.

Other Income or Expense

The reduction in other income for the quarter ended July 2, 2004 was primarily due to the Company’s share of income from Commonwealth Wine & Spirits, LLC, which decreased by $0.3 million for the three months ended July 2, 2004 as compared to the prior year’s quarter.

Net Income or Loss

Net income was $0.1 million for the three months ended July 2, 2004, which increased by $0.1 million from the prior year’s quarter. Improvement in the net income from the product sales segment of $0.3 million was primarily the reason for the increase in net income for the three months ended July 2, 2004 as compared to the prior year’s comparable period.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended July 2, 2004 was $5.5 million as compared to $4.1 million for the prior year’s comparable quarter. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The Company amended its $40 million revolving credit facility as of June 30, 2004. The amendment permits the Company to repurchase up to $10.0 million of its senior notes subject to certain availability levels.

At July 2, 2004, the Company had $5.5 million of outstanding advances on its $40.0 million revolving line of credit facility and also had $3.7 million in letters of credit outstanding, resulting in availability of $30.8 million. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s prime based revolver rate of interest was 5.00% at July 2, 2004. The Company did not have any advances priced at a LIBOR based rate at July 2, 2004. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at July 2, 2004. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2005.

The Company used $4.7 million in net cash from operating activities for the quarter ended July 2, 2004, as compared to cash provided of $9.1 million for the prior year’s comparable quarter. This increased use of operating cash flow was primarily the result of a reduction in working capital of $15.4 million from the Company’s Illinois business during the prior year’s comparable period which did not occur during the current year. Cash used by working capital for the three months ended July 2, 2004 was $8.0 million, primarily due to funding of accounts receivable of $11.5 million for the product sales segment. The Company was able to reduce inventories in the product sales segment which provided $1.6 million of working capital cash flow for the three months ended July 2, 2004. Cash provided by net income (loss) and adjustments for depreciation and amortization were $3.1 million for the quarter ended July 2, 2004, as compared to $2.3 million for the prior year’s comparable quarter.

Net cash used by investing activities was $0.1 million for the quarter ended July 2, 2004, as compared to cash used of $0.2 million for the prior year’s comparable period. The decreased

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

use of cash, as compared to the prior year’s quarterly period, was primarily due to reduced spending for capital expenditures. The Company intends to continue the reduced level of capital expenditures during fiscal 2005 at maintenance levels between $2.0 million and $2.5 million.

Net cash provided by financing activities was $6.1 million for the quarter ended July 2, 2004, an increase of $20.0 million from the prior year’s comparable quarter. The Company purchased $9.6 million of its senior notes and paid down its line of credit by $2.0 million during the quarter ended June 27, 2003, while no senior notes were repurchased and advances on the line of credit increased by $2.5 million during the quarter ended July 2, 2004. There were no distributions to stockholders during the quarter ended July 2, 2004, while distributions were provided to stockholders for estimated income tax payments of $2.6 million during the quarter ended June 27, 2003. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture. The Company anticipates that fiscal 2005 stockholder distributions will be for income tax estimates of the shareholders and distributions for other purposes will be limited by the credit facility and indenture.

Total assets of $195.6 million at July 2, 2004 increased by $8.5 million from March 31, 2004. The increase in assets was primarily due to the product sales segment with increased accounts receivable of $10.3 million and lowered inventories of $1.6 million. Total debt of $88.9 million at July 2, 2004 as compared to March 31, 2004 increased by $2.5 million due to the advances on the revolving credit facility. Equity increased to $12.7 million at July 2, 2004 as compared to March 31, 2004 due to net income of $0.1 million.

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

Impairment of Long-lived Assets. The Company evaluates long-lived assets and intangibles subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the probability of possible outcomes in determining the best estimate of future cash flows.

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

Inventory Valuation. The carrying amount of inventories is reduced by an allowance that reflects management’s estimate of inventory at net realizable value. Management reviews inventory turnover, sales activity, individual product spoilage, and historical destruction data to calculate an allowance for obsolescence.

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

Defined Benefit Pension Plan. The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In fiscal 2004, the Company reduced its expected long-term rate of return on plan assets to 7.5% from 8.5% during the prior fiscal year. The assumed long-term rate of return on assets reflects the weighted average rate of earnings expected on the classes of funds invested, or to be invested to provide for the plan benefits. An analysis of the composition of the plan’s investments and investment policy compared against the investment’s expected returns results in the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

past asset gains (losses) can affect future pension income (cost). Over the long term, the Company’s pension plan assets have earned in excess of 9.3%. However, the plan assets have lost an average of 2.0% per year during the last two years. Should this trend continue, the Company will again be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

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

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in fiscal 2004 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.1 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the year quarter ended July 2, 2004, the Company recognized consolidated pretax pension cost of $0.2 million, equal to the $0.2 million in the quarter ended June 27, 2003. The Company currently expects that the consolidated pension cost for fiscal 2005 will not be materially different from fiscal 2004. The Company’s required minimum amount of fiscal 2005 contributions are approximately $0.9 million. However, the Company may elect to increase the minimum level of contributions in fiscal 2005 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at July 2, 2004:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$79,029,000	$—	$—	$79,029,000	$73,497,000
Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$5,500,000	$4,328,000	$—	$9,828,000	$9,828,000
Avg. Rate	—	—	—	5.00%	4.00%	—	4.56%

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

Item 4. Controls and Procedures

As of July 2, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended July 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of National Wine & Spirits, Inc. voted unanimously, via written consent, to add John J. Baker, David W. Goodrich and Stephen E. LaCrosse to the Board of Directors effective May 1, 2004.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10.5)	Amendment No.3 To Credit Agreement

(31)	Section 302 Certification

(99)	Exhibit 99 – Forward-Looking Statements

(b)	Reports on Form 8-K	Item.

	Form 8-K dated June 28, 2004	Item 9
	Form 8-K dated June 29, 2004	Item 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,.

Dated as of August 12, 2004

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer