Form 10-Q
period 2004-10-01
NATIONAL WINE & SPIRITS INC
filed 2004-11-12
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2004.

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of November 10, 2004 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended October 1, 2004

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) October 1, 2004 and March 31, 2004	3

	Condensed Consolidated Statements of Operations (unaudited) Three Months Ended October 1, 2004 and September 26, 2003; Six Months Ended October 1, 2004 and September 26, 2003	4

	Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended October 1, 2004 and September 26, 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Events	26

Item 6.	Exhibits and Reports on Form 8-K	26

	Signatures	27

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	October 1, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,055	$1,466
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,025 and $1,081	26,353	25,427
Vendor, less allowance for doubtful accounts of $125 and $125	4,553	3,745
Inventory	85,301	80,196
Prepaid expenses and other current assets	7,313	4,493

Total current assets	126,575	115,327

Property and equipment, net	29,485	31,484
Other assets:
Notes receivable, less reserve of $221 and $221	197	197
Cash surrender value of life insurance	4,376	4,366
Investment in Commonwealth Wine & Spirits, LLC	5,284	5,593
Intangible assets, net of amortization	24,378	27,646
Goodwill	1,246	1,246
Deferred pension costs	642	642
Deposits and other	597	599

Total other assets	36,720	40,289

Total assets	$192,780	$187,100

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$40,641	$40,503
Outstanding checks in excess of bank balance	3,158	91
Accrued payroll and payroll taxes	6,003	7,018
Excise taxes payable	3,921	4,813
Current portion of distribution rights obligations	3,939	4,115
Other accrued expenses	11,862	9,492

Total current liabilities	69,524	66,032

Deferred pension liability	3,061	3,061
Distribution rights obligations	17,330	19,057
Long-term debt	86,407	86,357

Total liabilities	176,322	174,507

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53	53
Additional paid-in capital	25,009	25,009
Accumulated deficit	(6,186)	(10,051)
Accumulated other comprehensive loss-unrealized net pension loss	(2,419)	(2,419)

Total stockholders’ equity	16,458	12,593

Total liabilities and stockholders’ equity	$192,780	$187,100

See accompanying notes

NATIONAL WINE & SPIRITS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
Net product sales	$123,168	$121,430	$260,555	$259,340
Distribution fees	7,479	7,275	14,753	13,400

Total revenue	130,647	128,705	275,308	272,740

Cost of products sold	98,947	99,660	210,403	208,810

Gross profit	31,700	29,045	64,905	63,930

Selling, general and administrative expenses:
Warehouse and delivery	9,442	9,166	18,862	18,421
Selling	11,876	11,548	25,694	26,446
Administrative	11,195	11,083	22,219	22,787
Management Fees	(4,525)	(2,664)	(8,256)	(5,193)

	27,988	29,133	58,519	62,461
Income (loss) from operations	3,712	(88)	6,386	1,469

Interest expense:
Related parties	(47)	(43)	(91)	(87)
Third parties	(2,312)	(2,090)	(4,672)	(4,476)
Gain from repurchase of long term debt	108	—	108	700

	(2,251)	(2,133)	(4,655)	(3,863)
Other income (expense):
Interest income	2	4	3	15
Arbitration award	2,263	—	2,263	—
Rental and other income	(15)	17	—	43
Equity in income (losses) of Commonwealth Wine & Spirits, LLC	215	(66)	28	31

Total other income (expense)	2,465	(45)	2,294	89

Net income (loss)	$3,926	$(2,266)	$4,025	$(2,305)

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	October 1, 2004	September 26, 2003
Operating Activities:
Net income (loss)	$4,025	$(2,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,715	3,208
Amortization of intangible assets	3,194	2,211
Equity in earnings of Commonwealth Wine & Spirits, LLC	(28)	(31)
Provision for bad debt expense	171	280
Gain on repurchase of long term debt	(108)	(700)
Gain on sales of assets	(1)	(266)
Increase in cash surrender value of life insurance	(10)	(76)
Changes in operating assets and liabilities
Accounts receivable	(1,905)	6,630
Inventories	(5,105)	(1,243)
Prepaid expenses and other current assets	(2,820)	526
Deposits and other	3	13
Accounts payable	121	7,399
Accrued expenses and taxes	463	(2,408)

Net cash and cash equivalents provided by operating activities	715	13,238

Investing activities:
Purchases of property and equipment	(760)	(709)
Purchases of intangible assets	(69)	—
Proceeds from sale of property and equipment	88	171
Proceeds from sale of intangible assets	100	—
Distributions from Commonwealth Wine & Spirits, LLC	337	262
Collections on notes receivable	—	95

Net cash and cash equivalents used in investing activities	(304)	(181)

Financing activities:
Cash provided by outstanding checks in excess of bank balance	3,083	—
Proceeds from line of credit borrowings	93,500	47,600
Principal payments on line of credit borrowings	(91,500)	(51,600)
Principal payments on long-term debt, including purchases of senior notes	(1,842)	(8,681)
Payments of distribution rights obligations	(1,903)	(1,419)
Distributions to stockholders	(160)	(2,810)

Net cash and cash equivalents provided by (used in) financing activities	1,178	(16,910)

Net increase (decrease) in cash and cash equivalents	1,589	(3,853)
Cash and cash equivalents, beginning of year	1,466	5,820

Cash and cash equivalents, end of year	$3,055	$1,967

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 1, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. The condensed consolidated financial statements (unaudited), and notes thereto, should be read in conjunction with the audited consolidated financial statements disclosed in NWS’ annual report on Form 10-K for the year ended March 31, 2004.

There were no amounts included in comprehensive income (loss) for the three-month and six-month periods ended October 1, 2004 other than net income (loss).

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

Fiscal Year

The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period. The results for the three and six month periods ended October 1, 2004 include thirteen weeks and twenty-six weeks and two days, respectively. The results for the three and six month periods ended September 26, 2003 include thirteen weeks and twenty-five weeks and four days, respectively.

Recent Accounting Pronouncements

None applicable to the Company.

Reclassifications

Certain amounts from prior year’s financial statement have been reclassified to conform to the current period presentation.

2. Inventory

Inventory is comprised of the following:

	October 1, 2004	March 31, 2004
	(in thousands)
Inventory at FIFO	$96,318	$91,070
Less: LIFO reserve	(11,017)	(10,874)

	$85,301	$80,196

3. Supplemental Cash Flow Information

Cash paid for interest during the six-month period ended October 1, 2004 and September 26, 2003 was $4,786,000 and $4,679,000, respectively.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Debt

Long-term debt is comprised of the following:

	October 1, 2004	March 31, 2004
	(in thousands)
Senior notes payable (A)	$77,079	$79,029
Bank revolving line of credit (B)	5,000	3,000
Notes payable to stockholders	4,328	4,328

	86,407	86,357
Less: current maturities	—	—

	$86,407	$86,357

(A)	On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several.

The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restrict corporate activities. At October 1, 2004, the Company was in compliance with the required indenture provisions.

On or after January 15, 2004, the Company may redeem some or all of the senior notes at any time at stated redemption prices plus accrued interest and liquidated damages.

(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. Lines of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. As of October 1, 2004, total advances on the revolving line of credit were $5,000,000, which bore interest at 5.25% based upon prime rate pricing. Commercial letters of credit of $3.7 million were issued for the self-insured portion of NWS’ casualty insurance policies.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios. The Company was in compliance with these debt covenants at October 1, 2004.

On June 30, 2004, the Company amended its $40 million revolving credit facility. The amendment permits the Company to repurchase up to $10.0 million of its senior notes subject to certain availability levels. In the three-month period ended October 1, 2004, the Company repurchased $1,950,000 of its senior notes. The notes were purchased at $1,799,000 and unamortized bond issuance costs of $43,000 were written off in connection with the notes.

5. Commitments

During the six-month period ended October 1, 2004, the Company agreed to pay a supplier approximately $950,000 in settlement of purchase commitments. No additional payments are expected to be paid or losses incurred in conjunction with this commitment. As this amount is not expected to be recovered through the profit of future sales, the Company recorded a charge to cost of products sold for the product sales segment during the six-month period ended October 1, 2004.

6. Intangible Assets

Intangible assets consist of the following:

		October 1, 2004		March 31, 2004
		(in thousands)
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets Subject to Amortization
Distribution rights	7	$30,720	$8,834	$30,820	$6,170
Loan acquisition costs	10	4,030	2,195	4,076	2,011
Non-compete agreements	5	—	—	200	193

Total	7	$34,750	$11,029	$35,096	$8,374

	Carrying Amount	Carrying Amount
Intangible Assets Not Subject to Amortization
Distribution rights	$657	$924

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

As a result of the declining demand and lower than expected sales performance for a product line in the Company’s product sales segment, management performed an impairment analysis of the related distribution rights that are not subject to amortization. Management determined that the related distribution rights were impaired and recorded a charge of $267,000 to amortization expense during the three month period ended October 1, 2004 to adjust the intangible asset to fair value. Fair value was calculated based on the discounted future cash flows of the product line’s expected contribution margin.

7. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after 5 years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. Components of Net Periodic Benefit Cost for the three months ended October 1, 2004 and September 26, 2003, and six months ended October 1, 2004 and September 26, 2003, are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
	(in thousands)		(in thousands)
Service cost-benefits earned during the year	$131	$60	$253	$160

Interest cost on projected benefit obligation	107	96	214	192
Expected return on plan assets	(96)	(81)	(192)	(162)
Prior service cost and other amortization (net)	44	44	88	88

Net amount charged to income	$186	$119	$363	$278

During the six months ended October 1, 2004, $451,000 has been contributed to the company sponsored defined benefit pension plan. The Company presently anticipates contributing an additional $471,000 to fund the plan during the fiscal year for a total of $922,000.

8. Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Company evaluates performance and allocates resources based on these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements for the year ended March 31, 2004.

	Three Months Ended		Six Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
	(in thousands)		(in thousands)
Revenue from external customers
Product sales	$123,168	$121,430	$260,555	$259,340
All other	7,479	7,275	14,753	13,400
Segment income (loss)
Product sales	3,470	(3,176)	3,713	(3,261)
All other	456	910	312	956
Segment assets
Product sales	184,139	192,023	184,139	192,023
All other	8,641	12,083	8,641	12,083

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

The Company received notification on July 21, 2004 of an award in favor of the Company, in connection with a certain lawsuit, subject to rights of appeal by both parties. The award was for approximately $2.3 million and was received by the Company during September 2004, and recorded as a non-operating income item in the product sales segment.

10. Management Fees

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003 and, effective December 1, 2003, NWS modified certain terms of the agreement related to NWS’s operations in the State of Illinois. NWS formerly shared profits and losses of NWS-LLC equally with the other wholesaler. Under the new terms of the agreement, effective December 1, 2003, the other wholesaler committed to fund 80% of operating losses and receive 80% of operating profits. NWS funds 20% of any such losses and receives 20% of any such profits.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Effective August 28, 2004, the parties modified the terms of the agreement, whereas, the other wholesaler committed to fund 100% of operating losses and receive 100% of operating profits until such time the incremental difference in 80% and 100% of operating losses is recouped in operating profits. The agreement will then revert back to the 80% terms. Ownership of NWS-LLC or the NWS-LLC’s operating assets has not changed. However, if certain conditions are met, the other wholesaler may purchase NWS-LLC’s assets for a purchase price based upon 80% of the then current net assets of NWS-LLC and a 20% equity interest in the successor Illinois organization, as defined in the agreement.

As part of the agreement, NWS-LLC recorded approximately $4,525,000 and $2,664,000 as a reduction of operating expenses during the three months ended October 1, 2004 and September 26, 2003, respectively. NWS-LLC recorded approximately $8,256,000 and $5,193,000 as a reduction of operating expenses during the six months ended October 1, 2004 and September 26, 2003, respectively.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “intend,” “will,” “expect,” “anticipate,” “should,” “plans to,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company’s debt are forward-looking statements. Although the Company believes that the expectations will prove to be correct, all forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

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

The Company evaluates its operations and liquidity upon two reportable segments, which are business units that engage in product sales and all other activities. Product sales operations are conducted in Indiana, Illinois, Michigan, and nationwide through the USB distribution business. The majority of other activities relate to distribution fee operations in Michigan.

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

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the three months ended October 1, 2004 and September 26, 2003, and the six months, ended October 1, 2004 and September 26, 2003:

	Three Months Ended		Six Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
	(in thousands)		(in thousands)
Net Income (loss)	$3,926	$(2,266)	$4,025	$(2,305)
Interest expense	2,251	2,133	4,655	3,863
Depreciation	1,363	1,613	2,715	3,208
Amortization	1,556	1,430	3,194	2,211

EBITDA	$9,096	$2,910	$14,589	$6,977

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s net income and EBITDA showed increases from the prior year’s quarter due to increased gross profit on stable wine and spirits case volume, receipt of an arbitration award, and increased management fees. Net income was $3.9 million for the three months ended October 1, 2004 as compared to a net loss of $2.3 million during the same quarter last year. EBITDA of $9.1 million for the quarter ended October 1, 2004 was $6.2 million above the prior year’s quarter. The Company’s long term debt remained at March 31, 2004 levels and availability under its $40.0 million revolving credit facility at October 1, 2004 was $31.3 million.

The Company’s total revenue for the quarter increased by $1.9 million primarily due to increased product sales, while distribution fees rose slightly on stable case volume. Gross profit from product sales for the quarter ended October 1, 2004 increased by $2.5 million primarily due to increased case volume and price increases put in place during the current fiscal year in selected markets. Total operating expenses for the quarter ended October 1, 2004 were reduced

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

by $1.1 million as compared to the prior year’s comparable quarter, primarily due to increased management fees of $1.9 million, which offset increased expenses in the selling and operational areas.

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months and six months ended October 1, 2004 and September 26, 2003:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	October 1, 2004	September 26, 2003		October 1, 2004	September 26, 2003
	(Cases in thousands)			(Cases in thousands)
Wine (product sales operations)	536	567	(5.5)%	1,134	1,119	1.3%
Spirits (product sales operations)	529	517	2.3%	1,101	1,082	1.8%
Spirits (distribution fee operations)	748	750	(0.3)%	1,509	1,435	5.2%

Total wine and spirits	1,813	1,834	(1.1)%	3,744	3,636	2.9%

Other (including USB sales)	2,377	2,827	(15.9)%	5,190	6,228	(16.7)%

Total	4,190	4,661	(10.1)%	8,934	9,864	(9.4)%

USB’s results are included in the other category for the current and prior years.

Three Months Ended October 1, 2004 Compared With Three Months Ended September 26, 2003

Revenue

Total product revenue increased $1.7 million to $123.2 million for the three months ended October 1, 2004, and was primarily responsible for the $1.9 million increase in total revenue. Product sales case volume in the spirits and wine categories increased 2.3% and decreased 5.5%, respectively, for the three months ended October 1, 2004 as compared to the prior year’s quarter. The resulting increase in revenue was primarily driven by the increase in spirits volume and the effect of a price increase that was enacted in certain product sales markets, which offset the decreased wine volume. Other case volume declined from the prior year’s quarter primarily due to reduced sales volume of Seagram Smooth, a product introduced by the Company’s USB division during the previous fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

Gross profit increased $2.7 million to $31.7 million due to increased product sales revenue, primarily from the additional brand representation on an exclusive basis, with higher margins. Gross profit percentage on product sales of 19.7% was above the prior year’s comparable quarter of 17.9% primarily due to the effect of a price increase put in place in certain product sales markets.

Operating Expenses

Total operating expenses declined by $1.1 million from the prior year’s comparable quarter, primarily due to reductions in expenses attributable to the product sales segment and greater management fees related to the Company’s Illinois business of $1.9 million. Operating expenses for the product sales segment decreased $1.8 million for the quarter ended October 1, 2004 as compared to the prior year’s quarter. Operating expenses in the Company’s fee operations increased by approximately $0.7 million primarily due to greater sales expense as compared to the prior year’s quarter.

Warehouse and delivery expenses increased by $0.3 million during the quarter ended October 1, 2004 as compared to the prior year’s quarter. Warehouse and delivery expenses for the Company’s fee operations increased by approximately $0.2 million, primarily from increased equipment repair, supplies, and fuel costs.

Selling expenses for the product sales segment decreased $0.1 million from the prior year’s quarter, primarily due to reductions in brand promotion costs as compared to the prior year’s quarter, which included several product introductions. Sales salaries and associated travel expenses for the fee operations increased by approximately $0.4 million due to the addition of the Schieffelin brands and expansion of the Fortune and Diageo brokerage operations.

Administrative expenses for the product sales segment remained stable at $9.2 million for the quarter ended October 1, 2004 as compared to the prior year’s quarter. Increased charges for amortization of intangibles of approximately $0.2 million were offset by decreased expenses in the management information systems area of $0.1 million and reduced professional fees of $0.1 million. Administrative expense for the Company’s fee operations also remained stable, increasing by only $0.1 million as compared to the prior year’s quarter.

Management fees from Glazer, as part of the management services agreement, were $4.5 million for the three months ended October 1, 2004, as compared to $2.7 million for the prior year’s quarter. These increased fees from the prior year’s quarter were due to the modification of the agreement during December 2003 and September 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income From Operations

The Company’s operating income increased by $3.8 million for the quarter ended October 1, 2004 versus the prior year’s comparable quarter. The Company’s increased gross profit percentage along with the increased management fees were the primary reasons for the increase in operating income as compared to the prior year’s comparable quarter. Operating income for the fee operations segment decreased $0.5 million for the three months ended October 1, 2004, primarily due to the increased selling expense and operational costs which exceeded the incremental distribution fees.

Interest Expense

Interest expense increased $0.1 million to $2.3 million for the quarter ended October 1, 2004, primarily from increased advances on the Company’s revolving credit facility, as compared to the prior year’s quarter. The Company repurchased $1.95 million of its senior notes during the three months ended October 1, 2004 for $1.8 million, which resulted in a gain of $0.1 million after the write-off of unamortized debt issuance costs.

Other Income or Expense

The increase in other income of $2.5 million from the prior year’s quarter was primarily due to the Company’s receipt of an arbitration award during the three months ended October 1, 2004. The Company’s share of income from Commonwealth Wine & Spirits, LLC, increased by $0.3 million for the three months ended October 1, 2004 as compared to the prior year’s quarter.

Net Income or Loss

Net income was $3.9 million for the three months ended October 1, 2004, which increased by $6.2 million from the prior year’s quarter. Improvement in the net income from the product sales segment of $6.6 million was primarily the reason for the increase.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended October 1, 2004 was $9.1 million as compared to $2.9 million for the prior year’s comparable quarter. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended October 1, 2004 Compared With Six Months Ended September 26, 2003

Revenue

Total revenue increased $2.6 million to $275.3 million for the six months ended October 1, 2004 as compared to the prior year’s comparable period. Product sales case volume in the spirits and wine categories increased 1.8% and 1.3%, respectively, for the six months ended October 1, 2004 as compared to the prior year’s period. The resulting increase in product sales revenue was primarily driven by the increase in spirits and the effect of a price increase that was enacted in certain product sales markets. Distribution fee revenue increased by $1.4 million for the six months ended October 1, 2004, primarily due to the case volume increase of 5.2% from the prior year’s comparable period. Other case volume declined from the prior year’s comparable period primarily due to reduced sales volume of Seagram Smooth, a product introduced by the Company’s USB division during the prior fiscal year.

Gross Profit

Gross profit increased $1.0 million to $64.9 million due to increased product sales revenue, primarily from the additional brand representation on an exclusive basis in certain markets with higher margins. Gross profit percentage on product sales of 19.2% was below the prior year’s comparable period of 19.5% primarily due to competitive conditions in the Company’s Illinois market and the settlement of a purchase commitment of $1.0 million during the Company’s first quarter, which more than offset the effect of price increases that were enacted in certain product sales markets.

Operating Expenses

Total operating expenses declined by $3.9 million from the prior year’s comparable period. Operating expenses for the product sales segment decreased $6.0 million for the six months ended October 1, 2004, primarily from increased management fees related to the Company’s Illinois business of $3.1 million and reduced brand promotional costs of approximately $3.2 million. Operating expenses in the Company’s fee operations increased by approximately $2.0 million primarily due to greater sales expense as compared to the prior year’s six month period.

Warehouse and delivery expenses increased by $0.4 million during the six month period ended October 1, 2004 as compared to the prior year’s comparable period. Warehouse and delivery expenses for the Company’s fee operations increased by $0.4 million, primarily from increases in wages, repairs, and fuel costs.

Selling expenses for the product sales segment decreased $2.1 million from the prior year’s comparable period, primarily due to reductions in brand promotion costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sales salaries and associated travel expenses for the fee operations increased by approximately $1.3 million due to the addition of the Schieffelin brands and expansion of the Fortune and Diageo brokerage fee operations.

Administrative expenses for the product sales segment decreased by $0.8 million for the six months ended October 1, 2004 as compared to the prior year’s comparable period. The decrease was primarily from reduced health care costs and professional fees of $0.5 million and $0.4 million, respectively.

Management fees from Glazer, as part of the management services agreement, were $8.3 million for the six months ended October 1, 2004, as compared to $5.2 million for the prior year’s comparable period. These increased fees from the prior year’s period were due to the modification of the agreement during December 2003 and September 2004.

Income From Operations

Operating income increased by $4.9 million for the six months ended October 1, 2004 to $6.4 million versus the prior year’s comparable period. The Company’s reduced selling expenses and increased management fees were the primary reasons for the increase in operating income as compared to the prior year’s comparable period. Operating income for the fee operations segment decreased $0.7 million for the six months ended October 1, 2004, primarily due to the increased selling expense and operational costs which exceeded the incremental distribution fees.

Interest Expense

Interest expense increased $0.8 million to $4.7 million for the six months ended October 1, 2004 as compared to the prior year’s comparable period. The Company repurchased $1.95 million of its senior notes during the six months ended October 1, 2004 for $1.8 million, which resulted in a gain of $0.1 million after the write-off of unamortized debt issuance costs. Gains from the repurchase of the Company’s senior notes during the prior year’s comparable period were $0.7 million, resulting from debt repurchases of $9.6 million.

Other Income or Expense

The receipt of an arbitration award of $2.3 million was primarily responsible for the Company’s increase in Other income of $2.2 million for the six months ended October 1, 2004 as compared to the prior year’s comparable period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income or Loss

Net income was $4.0 million for the six months ended October 1, 2004, which increased by $6.3 million from the prior year’s comparable period. Improvement in the net income from the product sales segment of $7.0 million was primarily the reason for the increase in net income for the six months ended October 1, 2004 as compared to the prior year’s comparable period.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the six months ended October 1, 2004 was $14.6 million as compared to $7.0 million for the prior year’s comparable period. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and it’s U.S. Beverage operation. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

The Company amended its $40 million revolving credit facility as of June 30, 2004. The amendment permits the Company to repurchase up to $10.0 million of its senior notes subject to certain availability levels. The Company repurchased $1.95 million of its senior notes during the three months ended October 1, 2004 for $1.8 million, which resulted in a gain of $0.1 million after the write-off of unamortized debt issuance costs.

At October 1, 2004, the Company had $5.0 million of outstanding advances on its $40.0 million revolving line of credit facility and also had $3.7 million in letters of credit outstanding, resulting in availability of $31.3 million. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s prime based revolver rate of interest was 5.25% at October 1, 2004. The Company did not have any advances priced at a LIBOR based rate at October 1, 2004. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at October 1, 2004. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash provided by operating activities was $0.7 million for the six months ended October 1, 2004, as compared to cash provided of $13.2 million for the prior year’s comparable period. This comparative decrease in operating cash flow was primarily the result of a reduction in working capital of $19.8 million from the Company’s Illinois business during the prior year’s comparable period which did not occur during the current year. Cash used by working capital for the six months ended October 1, 2004 was $9.2 million, primarily due to the funding of seasonal inventories of $5.1 million for the product sales segment. While cash used to fund accounts receivable was $1.9 million for the six months ended October 1, 2004, accounts receivable balances were reduced by $9.3 million during the most recent quarter. Cash provided by net income (loss) and adjustments for depreciation and amortization were $9.9 million for the six months ended October 2, 2004, as compared to $3.1 million for the prior year’s comparable quarter.

Net cash used by investing activities was $0.3 million for the six months ended October 1, 2004, compared to cash used of $0.2 million for the prior year’s comparable period. The Company’s capital expenditures were approximately $0.1 million greater than the prior year’s six month period, but are below the spending level of previous fiscal years. The Company intends to continue the reduced level of capital expenditures and is expected to spend between $2.0 million and $2.5 million during fiscal 2005.

Net cash provided by financing activities was $1.2 million for the six months ended October 1, 2004, an increase of $18.1 million from the prior year’s comparable period. The Company purchased $9.6 million of its senior notes and paid down its line of credit by $4.0 million during the six months ended September 26, 2003, while $1.95 million of its senior notes were repurchased and advances on the line of credit increased by $2.0 million during the six months ended October 1, 2004. Distributions to stockholders during the six months ended October 1, 2004 were $0.2 million, while distributions to stockholders were $2.8 million during the six months ended September 26, 2003. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture. The Company anticipates that fiscal 2005 stockholder distributions will be for income tax estimates of the shareholders and distributions for other purposes will be limited by the credit facility and indenture.

The Company’s total assets of $192.8 million at October 1, 2004 increased by $5.7 million from March 31, 2004. The increase in assets was primarily due to greater inventories of $5.1 million in the product sales segment. Total debt of $86.4 million at October 1, 2004 remained at March 31, 2004 levels, but decreased from July 1, 2004 by $2.5 million due to the repurchase of the senior notes. Equity increased to $16.5 million at October 1, 2004 as compared to March 31, 2004 due to net income of $4.0 million.

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

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in fiscal 2004 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.1 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the six months ended October 1, 2004, the Company recognized consolidated pretax pension cost of $0.4 million, stable to the $0.3 million in the six months ended September 26, 2003. The Company currently expects that the consolidated pension cost for fiscal 2005 will not be materially different from fiscal 2004. The Company’s required minimum amount of fiscal 2005 contributions are approximately $0.9 million. However, the Company may elect to increase the minimum level of contributions in fiscal 2005 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at October 1, 2004:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$73,996,000

Avg. Rate	—	—	—	10.125%	—	—	10.125%

Variable	$—	$—	$—	$5,000,000	$4,328,000	$—	$9,328,000	$9,328,000

Avg. Rate	—	—	—	5.25%	4.00%	—	4.67%

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

Item 4. Controls and Procedures

As of October 1, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended October 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31)	Section 302 Certification

(99)	Exhibit 99 – Forward-Looking Statements

(b)	Reports on Form 8-K	Item.
	Form 8-K dated August 12, 2004	Item 2.02

	Form 8-K dated September 7, 2004	Item 1.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,.

Dated as of November 12, 2004

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and Chief Financial Officer