Form 10-Q
period 2004-12-31
NATIONAL WINE & SPIRITS INC
filed 2005-02-11
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004.

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of February 8, 2005 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended December 31, 2004

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) December 31, 2004 and March 31, 2004	3

	Condensed Consolidated Statements of Operations (unaudited) Three Months Ended December 31, 2004 and January 2, 2004; Nine Months Ended December 31, 2004 and January 2, 2004	4

	Condensed Consolidated Statements of Cash Flows (unaudited) Nine Months Ended December 31, 2004 and January 2, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	December 31, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,308	$1,466
Accounts receivable:
Trade, less allowance for doubtful accounts of $976 and $1,081	39,867	25,427
Vendor, less allowance for doubtful accounts of $125 and $125	6,132	3,745
Inventory	87,337	80,196
Prepaid expenses and other current assets	4,471	4,493

Total current assets	140,115	115,327

Property and equipment, net	28,439	31,484
Other assets:
Notes receivable, less reserve of $0 and $221	—	197
Cash surrender value of life insurance	4,606	4,366
Investment in Commonwealth Wine & Spirits, LLC	5,560	5,593
Intangible assets, net of amortization	24,225	27,646
Goodwill	1,246	1,246
Deferred pension costs	642	642
Deposits and other	594	599

Total other assets	36,873	40,289

Total assets	$205,427	$187,100

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$38,004	$40,503
Outstanding checks in excess of bank balance	1,739	91
Accrued payroll and payroll taxes	7,395	7,018
Excise taxes payable	4,228	4,813
Current portion of distribution rights obligations	3,876	4,115
Other accrued expenses	13,215	9,492

Total current liabilities	68,457	66,032

Deferred pension liability	3,061	3,061
Distribution rights obligations	17,211	19,057
Long-term debt	95,907	86,357

Total liabilities	184,636	174,507

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53	53
Additional paid-in capital	25,009	25,009
Accumulated deficit	(1,853)	(10,051)
Accumulated other comprehensive loss-unrealized net pension loss	(2,419)	(2,419)

Total stockholders’ equity	20,791	12,593

Total liabilities and stockholders’ equity	$205,427	$187,100

See accompanying notes

NATIONAL WINE & SPIRITS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Net product sales	$150,588	$148,995	$411,143	$408,335
Distribution fees	8,514	7,535	23,267	20,935

Total revenue	159,102	156,530	434,410	429,270

Cost of products sold	124,746	124,239	335,149	333,049

Gross profit	34,356	32,291	99,261	96,221

Selling, general and administrative expenses:
Warehouse and delivery	9,286	9,769	28,148	28,190
Selling	12,424	12,114	38,118	38,560
Administrative	10,520	12,006	32,739	34,794
Management Fees	(4,231)	(2,440)	(12,487)	(7,634)

	27,999	31,449	86,518	93,910

Income from operations	6,357	842	12,743	2,311

Interest expense:
Related parties	(53)	(52)	(144)	(139)
Third parties	(2,363)	(2,411)	(7,035)	(6,887)
Gain from repurchase of long term debt	—	—	108	700

	(2,416)	(2,463)	(7,071)	(6,326)

Other income (expense):
Interest income	—	3	3	18
Arbitration award	—	—	2,263	—
Rental and other income (expense)	34	(10)	34	33
Equity in income (losses) of Commonwealth Wine & Spirits, LLC	408	389	436	420

Total other income (expense)	442	382	2,736	471

Net income (loss)	$4,383	$(1,239)	$8,408	$(3,544)

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	December 31, 2004	January 2, 2004
Operating Activities:
Net income (loss)	$8,408	$(3,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	3,651	4,599
Amortization of intangible assets	4,446	4,368
Equity in earnings of Commonwealth Wine & Spirits, LLC	(436)	(420)
Provision for bad debt expense	(105)	340
Gain on repurchase of long term debt	(108)	(700)
(Gain) loss on sales of assets	21	(263)
Increase in cash surrender value of life insurance	(240)	(375)
Changes in operating assets and liabilities
Accounts receivable	(16,722)	2,083
Inventories	(7,141)	(179)
Prepaid expenses and other current assets	22	10
Deposits and other	4	(3)
Accounts payable	(2,499)	(2,126)
Accrued expenses and taxes	3,515	(916)

Net cash and cash equivalents provided by (used in) operating activities	(7,184)	2,874

Investing activities:
Purchases of property and equipment	(1,043)	(844)
Purchases of intangible assets	(88)	(19)
Proceeds from sale of property and equipment	459	171
Proceeds from sale of intangible assets	100	—
Distributions from Commonwealth Wine & Spirits, LLC	469	445
Collections on notes receivable	197	95

Net cash and cash equivalents provided by (used in) investing activities	94	(152)

Financing activities:
Cash provided by outstanding checks in excess of bank balance	1,648	3,528
Proceeds from line of credit borrowings	148,500	101,300
Principal payments on line of credit borrowings	(137,000)	(92,100)
Principal payments on long-term debt, including purchases of senior notes	(1,842)	(8,681)
Payments of distribution rights obligations	(3,164)	(2,290)
Distributions to stockholders	(210)	(6,009)

Net cash and cash equivalents provided by (used in) financing activities	7,932	(4,252)

Net increase (decrease) in cash and cash equivalents	842	(1,530)
Cash and cash equivalents, beginning of year	1,466	5,820

Cash and cash equivalents, end of year	$2,308	$4,290

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. The condensed consolidated financial statements (unaudited), and notes thereto, should be read in conjunction with the audited consolidated financial statements disclosed in NWS’ annual report on Form 10-K for the year ended March 31, 2004.

There were no amounts included in comprehensive income (loss) for the three-month and nine-month periods ended December 31, 2004 other than net income (loss).

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

Fiscal Year

The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period. The results for the three and nine month periods ended December 31, 2004 include thirteen weeks and thirty-nine weeks and two days, respectively. The results for the three and nine month periods ended January 2, 2004 include fourteen weeks and thirty-eight weeks and four days, respectively.

Recent Accounting Pronouncements

None applicable to the Company.

Reclassifications

Certain amounts from prior year’s financial statement have been reclassified to conform to the current period presentation.

2. Inventory

Inventory is comprised of the following:

	December 31, 2004	March 31, 2004
	(in thousands)
Inventory at FIFO	$98,448	$91,070
Less: LIFO reserve	(11,111)	(10,874)

	$87,337	$80,196

3. Supplemental Cash Flow Information

Cash paid for interest during the nine-month period ended December 31, 2004 and January 2, 2004 was $5,218,000 and $5,401,000, respectively.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Debt

Long-term debt is comprised of the following:

	December 31, 2004	March 31, 2004
	(in thousands)
Senior notes payable (A)	$77,079	$79,029
Bank revolving line of credit (B)	14,500	3,000
Notes payable to stockholders	4,328	4,328

	95,907	86,357
Less: current maturities	—	—

	$95,907	$86,357

(A)	On January 25, 1999, the Company issued $110,000,000 of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several.

The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restrict corporate activities. At December 31, 2004, the Company was in compliance with the required indenture provisions.

On or after January 15, 2004, the Company may redeem some or all of the senior notes at any time at stated redemption prices plus accrued interest and liquidated damages.

(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. Lines of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. As of December 31, 2004, total advances on the revolving line of credit were $14,500,000, of which $6,000,000 bore interest at 4.13% based upon LIBOR rate pricing, and $8,500,000 that bore interest at 5.50% based upon prime rate pricing. Commercial letters of credit of $4.0 million were issued for the self-insured portion of NWS’ casualty insurance policies.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios. The Company was in compliance with these debt covenants at December 31, 2004.

On June 30, 2004, the Company amended its $40 million revolving credit facility. The amendment permits the Company to repurchase up to $10.0 million of its senior notes subject to certain availability levels. In the nine-month period ended December 31, 2004, the Company repurchased $1,950,000 of its senior notes. The notes were purchased at $1,799,000 and unamortized bond issuance costs of $43,000 were written off in connection with the notes.

5. Commitments

The Company recorded a charge to cost of products sold in settlement of purchase commitments of approximately $950,000 during the nine-month period ended December 31, 2004. This amount is not expected to be recovered through the profit of future sales and was recorded in the Company’s product sales segment. Additionally, the Company has reached an agreement with the same supplier during February 2005 to receive inventory and certain future contractual benefits in exchange for a payment of approximately $4,000,000.

6. Intangible Assets

Intangible assets consist of the following:

		December 31, 2004		March 31, 2004
		(in thousands)
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$30,937	$9,088	$30,820	$6,170
Loan acquisition costs	10	4,030	2,311	4,076	2,011
Non-compete agreements	5	—	—	200	193

Total	7	$34,967	$11,399	$35,096	$8,374

Intangible Assets Not Subject to Amortization		Carrying Amount		Carrying Amount
Distribution rights		$657		$924

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

As a result of the declining demand and lower than expected sales performance for a product line in the Company’s product sales segment, management performed an impairment analysis of the related distribution rights that are not subject to amortization. Management determined that the related distribution rights were impaired and recorded a charge of $267,000 to amortization expense during the nine month period ended December 31, 2004 to adjust the intangible asset to fair value. Fair value was calculated based on the discounted future cash flows of the product line’s expected contribution margin.

During the nine month period ending December 31, 2004, realignment of certain Company represented brands caused the revision of the distribution periods for the brands. The Company revalued these contracts using the current discount rate and recorded an addition to intangibles and distribution rights obligations of $1,080,000.

7. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after 5 years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. Components of Net Periodic Benefit Cost for the three months ended December 31, 2004 and January 2, 2004, and the nine months ended December 31, 2004 and January 2, 2004, are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
	(in thousands)		(in thousands)
Service cost-benefits earned during the year	$127	$80	$380	$241

Interest cost on projected benefit obligation	107	96	321	288
Expected return on plan assets	(96)	(81)	(288)	(243)
Prior service cost and other amortization (net)	44	44	132	132

Net amount charged to income	$182	$139	$545	$418

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

During the nine months ended December 31, 2004, $701,000 has been contributed to the company sponsored defined benefit pension plan. The Company presently anticipates contributing an additional $200,000 to fund the plan during the fiscal year for a total of $901,000.

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

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
	(in thousands)		(in thousands)
Revenue from external customers
Product sales	$150,588	$148,995	$411,143	$408,335
All other	8,514	7,535	23,267	20,935
Segment income (loss) from operations
Product sales	4,192	213	9,550	(23)
All other	2,165	631	3,193	2,334
Segment assets
Product sales	195,622	195,648	195,622	195,648
All other	9,805	11,843	9,805	11,843

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

The Company received notification on July 21, 2004 of an award in favor of the Company, in connection with a certain lawsuit, subject to rights of appeal by both parties. The award for approximately $2.3 million was received by the Company during September 2004 and recorded as a non-operating income item in the product sales segment.

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

As part of the agreement, NWS-LLC recorded approximately $4,231,000 and $2,440,000 as a reduction of operating expenses during the three months ended December 31, 2004 and January 2, 2004, respectively. NWS-LLC recorded approximately $12,487,000 and $7,634,000 as a reduction of operating expenses during the nine months ended December 31, 2004 and January 2, 2004, respectively.

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

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the three months ended December 31, 2004 and January 2, 2004, and the nine months ended December 31, 2004 and January 2, 2004:

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
	(in thousands)		(in thousands)
Net Income (loss)	$4,383	$(1,239)	$8,408	$(3,544)
Interest expense	2,416	2,463	7,071	6,326
Depreciation	936	1,391	3,651	4,599
Amortization	1,252	2,157	4,446	4,368

EBITDA	$8,987	$4,772	$23,576	$11,749

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s net income and EBITDA showed increases from the prior year’s quarter due to increased gross profit on stable spirits case volume, reduced expenses in the administrative area, and increased management fees. Net income was $4.4 million for the three months ended December 31, 2004 as compared to a net loss of $1.2 million during the same quarter last year. EBITDA of $9.0 million for the quarter ended December 31, 2004 was $4.2 million above the prior year’s quarter. The Company’s long term debt increased from March 31, 2004 due to seasonal advances on its revolving credit facility but was $2.0 million below January 2, 2004 levels. Availability under its $40.0 million revolving credit facility at December 31, 2004 was $21.5 million.

The Company was notified by Brown-Forman Beverages during January 2005 that its Illinois business, which operates under the name Union Beverage, was chosen as its exclusive distributor in the state of Illinois. The agreement is effective on March 1, 2005 for the Brown-Forman spirits brands which include Jack Daniel’s, Southern Comfort, Finlandia Vodka, Canadian Mist, Early Times and Woodford Reserve, among others. Union Beverage is jointly managed by the Company and Glazer’s.

The Company reached an agreement with Pernod Ricard USA, LLC during February 2005 to receive inventory and certain future contractual benefits in exchange for a payment of approximately $4.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s total revenue for the quarter increased by $2.6 million primarily due to increased product sales and distribution fees of $1.6 million and $1.0 million, respectively. Gross profit from product sales for the quarter ended December 31, 2004 increased by $1.1 million primarily due to price increases put in place during the current fiscal year in selected markets. Total operating expenses for the quarter ended December 31, 2004 were reduced by $3.5 million as compared to the prior year’s comparable quarter, primarily due to increased management fees of $1.8 million and reduced expenses in the administrative area of $1.5 million, which more than offset increased selling expenses.

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months and nine months ended December 31, 2004 and January 2, 2004:

	Three Months Ended			Nine Months Ended
	December 31, 2004	January 2, 2004	Percent Change	December 31, 2004	January 2, 2004	Percent Change
	(Cases in thousands)			(Cases in thousands)
Wine (product sales operations)	710	746	(4.8)%	1,844	1,865	(1.1)%
Spirits (product sales operations)	679	668	1.6%	1,780	1,750	1.7%
Spirits (distribution fee operations)	788	853	(7.6)%	2,297	2,288	0.4%

Total wine and spirits	2,177	2,267	(4.0)%	5,921	5,903	0.3%

Other (including USB sales)	1,500	1,333	12.5%	6,690	7,561	(11.5)%

Total	3,677	3,600	2.1%	12,611	13,464	(6.3)%

USB’s results are included in the other category for the current and prior years.

Three Months Ended December 31, 2004 Compared With Three Months Ended January 2, 2004

Revenue

Total product revenue increased $1.6 million to $150.6 million for the three months ended December 31, 2004, and was primarily the result of stable case volume for spirits and the effect of a price increase that was enacted in certain product sales markets. Product sales case volume in the spirits and wine categories increased 1.6% and decreased 4.8%, respectively, for the three months ended December 31, 2004 as compared to the prior year’s quarter. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

reduction in wine case volume was primarily the result of the Company not representing certain wine brands in its Illinois business during the current year, which accounted for approximately a 62,000 case shortfall during the current year’s quarter. Distribution fee revenue increased $1.0 million to $8.5 million for the three months ended December 31, 2004, as compared to the prior year’s comparable quarter. The increase in distribution fees was primarily the result of greater brokerage commissions of approximately $0.8 million due to the representation of additional brands during the current year’s quarter compared to the prior year’s comparable period.

Gross Profit

Gross profit increased $2.1 million to $34.4 million due to increased product sales revenue, primarily from additional brand representation on an exclusive basis and with higher gross margin percentages. Gross profit percentage on product sales of 17.2% was above the prior year’s comparable quarter of 16.6% primarily due to the effect of a price increase put in place in certain product sales markets. Distribution fees increased by $1.0 million during the current year’s quarter, primarily due to increased brokerage fees and additional brands that are represented during the current year’s quarter compared to the prior year’s quarter.

Operating Expenses

Total operating expenses declined by $3.5 million from the prior year’s comparable quarter, primarily due to greater management fees of $1.8 million related to the Company’s Illinois business and cost reductions in the administrative area of $1.5 million. Operating expenses for the product sales segment decreased $2.9 million for the quarter ended December 31, 2004 as compared to the prior year’s quarter. Operating expenses in the Company’s fee operations decreased by approximately $0.6 million primarily due to reduced depreciation, labor, and reduced warehousing costs.

Warehouse and delivery expenses decreased by $0.5 million during the quarter ended December 31, 2004 as compared to the prior year’s quarter. The reduction in warehouse and delivery expenses, as compared to the prior year’s quarter, were primarily from the Company’s fee operations and resulted from reduced depreciation expense of $0.3 million, labor savings of $0.1 million, and reduced warehouse expenses of $0.1 million.

Selling expenses increased $0.3 million from the prior year’s quarter, primarily due to the product sales segment, which increased brand promotion costs by approximately $0.3 million compared to the prior year’s quarter.

Administrative expenses were reduced by $1.5 million for the quarter ended December, 2004 as compared to the prior year’s quarter. The reductions resulted primarily from the product sales segment and included reduced distribution fee amortization of $0.6 million, decreased wages and taxes of $0.2 million, decreased casualty insurance costs of $0.2 million, and decreased professional expense of $0.1 million. Administrative expense for the Company’s fee operations were reduced by $0.1 million and included reductions in casualty and health insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management fees from Glazer, as part of the management services agreement, were $4.2 million for the three months ended December 31, 2004, as compared to $2.4 million for the prior year’s quarter. These increased fees from the prior year’s quarter were due to the modification of the agreement during September 2004.

Income From Operations

The Company’s operating income increased by $5.5 million for the quarter ended December 31, 2004 versus the prior year’s comparable quarter. The Company’s increased gross profit percentage on greater revenue, increased management fees of $1.8 million, and reduced administrative expenses of $1.5 million, were the primary reasons for the increase in operating income as compared to the prior year’s comparable quarter. Operating income for the fee operations segment increased $1.5 million for the three months ended December 31, 2004, primarily due to the greater distribution fee revenue of $1.0 million and reduced operating costs of $0.6 million compared to the prior year’s quarter.

Interest Expense

Interest expense remained stable at $2.4 million during the quarter ended December 31, 2004, resulting from lower advances during the quarter on the Company’s revolving credit facility which offset increases in the prime and LIBOR interest rates that are the basis for the facility’s interest rate.

Other Income or Expense

Other income of $0.4 million for the three months ended December 31, 2004 was primarily due to the Company’s share of income from Commonwealth Wine & Spirits, LLC, and was consistent with the prior year’s comparable quarter.

Net Income or Loss

Net income was $4.4 million for the three months ended December 31, 2004, which increased by $5.6 million from the prior year’s quarter. Improvement in the net income, as compared to the prior year’s quarter, resulted from increases in the net income of the product sales and distribution fee segments of $4.0 million and $1.6 million, respectively.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended December 31, 2004 was $9.0 million as compared to $4.8 million for the prior year’s comparable quarter. Please see the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Nine Months Ended December 31, 2004 Compared With Nine Months Ended January 2, 2004

Revenue

Total revenue increased $5.1 million to $434.4 million for the nine months ended December 31, 2004 as compared to the prior year’s comparable period. Product sales case volume in the spirits category increased 1.7%, while the case volume in the wine category decreased 1.1% for the nine months ended December 31, 2004 as compared to the prior year’s period. Wine case volume was adversely affected due to the Company not representing certain wine brands in its Illinois business during the most recent quarter of its fiscal year. The resulting increase in product sales revenue was primarily driven by the increase in spirits and the effect of a price increase that was enacted in certain product sales markets. Distribution fee revenue increased by $2.3 million for the nine months ended December 31, 2004, primarily due to greater brokerage commissions of $1.1 million and an increase in the per case distribution fees versus the prior year’s comparable period. Other case volume declined from the prior year’s comparable period primarily due to reduced sales volume of Seagram Smooth, a product introduced by the Company’s USB division during the prior fiscal year.

Gross Profit

Gross profit increased $3.0 million to $99.3 million due to increased product sales revenue, primarily from the additional brand representation in certain markets on an exclusive basis. Gross profit percentage on product sales of 18.5% was comparable to the prior year’s period of 18.4%, primarily due to the effect of price increases that were enacted in certain product sales markets which offset the effect of competitive conditions in the Company’s Illinois market and the settlement of a purchase commitment of $1.0 million during the Company’s first fiscal quarter. Distribution fees increased by $2.3 million during the current year’s period, primarily due to an increase in the per case distribution fee and increased brokerage fees of $1.1 million on additional brands that are represented during the current year compared to the prior year’s comparable period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses

Total operating expenses declined by $7.4 million from the prior year’s comparable period. Operating expenses for the product sales segment decreased $8.9 million for the nine months ended December 31, 2004, primarily from increased management fees related to the Company’s Illinois business of $4.9 million and reduced brand promotional costs of approximately $2.9 million. Operating expenses in the Company’s fee operations increased by approximately $1.5 million primarily due to greater sales expense as compared to the prior year’s nine month period.

Warehouse and delivery expenses were flat during the nine month period ended December 31, 2004 as compared to the prior year’s comparable period. Reductions in depreciation expense of $0.8 million offset increased costs of wages of $0.2 million, greater fuel costs of $0.3 million, and repair costs of $0.3 million.

Selling expenses for the product sales segment decreased $1.8 million from the prior year’s comparable period, primarily due to reductions in brand promotion costs of $2.9 million which offset increased wages of $1.2 million. Sales salaries and associated travel expenses for the fee operations increased by approximately $1.4 million due to the addition of the Schieffelin brands and expansion of the Fortune and Diageo brokerage fee operations.

Administrative expenses decreased by $2.1 million for the nine months ended December 31, 2004 as compared to the prior year’s comparable period. The decrease was primarily from reduced health care costs of $0.7 million, lowered professional fees of $0.5 million, and reduced spending for information services of $0.3 million.

Management fees from Glazer, as part of the management services agreement, were $12.5 million for the nine months ended December 31, 2004, as compared to $7.6 million for the prior year’s comparable period. These increased fees from the prior year’s period were due to the modification of the agreement during September 2004.

Income From Operations

Operating income increased by $10.4 million for the nine months ended December 31, 2004 to $12.7 million versus the prior year’s comparable period. The Company’s increased gross margin of $3.0 million, reduced administrative expenses of $2.1 million, and greater management fees of $4.9 million were the primary reasons for the increase in operating income as compared to the prior year’s comparable period. Operating income for the fee operations segment increased $0.9 million for the nine months ended December 31, 2004, primarily due to the increased distribution and brokerage fees of $2.3 million that more than offset increased selling costs of $1.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense increased $0.7 million to $7.1 million for the nine months ended December 31, 2004 as compared to the prior year’s comparable period. The Company repurchased $1.95 million of its senior notes during the nine months ended December 31, 2004 for $1.8 million, which resulted in a gain of $0.1 million after the write-off of unamortized debt issuance costs. Gains from the repurchase of the Company’s senior notes during the prior year’s comparable period were $0.7 million, resulting from debt repurchases of $9.6 million.

Other Income or Expense

The receipt of an arbitration award of $2.3 million was primarily responsible for the Company’s increase in Other income for the nine months ended December 31, 2004 as compared to the prior year’s comparable period.

Net Income or Loss

Net income was $8.4 million for the nine months ended December 31, 2004, which increased by $12.0 million from the prior year’s comparable period. Improvement in the net income from the product sales segment of $11.0 million was primarily the reason for the increase in net income for the nine months ended December 31, 2004 as compared to the prior year’s comparable period.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the nine months ended December 31, 2004 was $23.6 million as compared to $11.7 million for the prior year’s comparable period. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At December 31, 2004, the Company had $14.5 million of outstanding advances on its $40.0 million revolving line of credit facility and also had $4.0 million in letters of credit outstanding, resulting in availability of $21.5 million. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s prime based and LIBOR based revolver rate of interest on December 31, 2004 was 5.50% and 4.13%, respectively. The $14.5 million of advances consisted of $6.0 million based upon LIBOR rate pricing and $8.5 million based upon prime rate pricing. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at December 31, 2004. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2005.

Cash used by operating activities was $7.2 million for the nine months ended December 31, 2004, as compared to cash provided of $2.9 million for the prior year’s comparable period. This comparative decrease in operating cash flow was primarily the result of a reduction in working capital of $22.0 million from the Company’s Illinois business during the prior year’s comparable period which did not occur during the current year. Cash used by working capital for the nine months ended December 31, 2004 was $22.8 million, primarily due to the funding of seasonal accounts receivable of $16.7 million and inventories of $7.1 million. The additional funding of accounts receivable during the quarter ended December 31, 2004 was primarily due to the product sales segment which experienced a 10% increase in sales from the prior year’s December. The funding of $7.1 million for inventories was primarily due to the expansion of brand representation in the Company’s Indiana business. Cash provided by net income (loss) and adjustments for depreciation and amortization were $16.5 million for the nine months ended December 31, 2004, as compared to $5.4 million for the prior year’s comparable period.

Net cash provided by investing activities was $0.1 million for the nine months ended December 31, 2004, compared to cash used of $0.2 million for the prior year’s comparable period. Proceeds from the sale of property and collection of notes receivable were the primary reasons for the $0.2 million of increased cash as compared to the prior year’s comparable period. The Company’s capital expenditures were approximately $0.2 million greater than the prior year’s nine month period, but are below the spending level of previous fiscal years. The Company intends to continue the reduced level of capital expenditures and is expected to spend between $2.0 million and $2.5 million during fiscal 2005.

Net cash provided by financing activities was $7.9 million for the nine months ended December 31, 2004, an increase of $12.2 million from the prior year’s comparable period. Advances under the Company’s revolving line of credit of were $2.3 million greater during the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

current fiscal year versus the prior year’s period, primarily to fund working capital needs. Distributions to stockholders during the nine months ended December 31, 2004 were $0.2 million, while distributions to stockholders were $6.0 million during the nine months ended January 2, 2004. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture. The Company anticipates that remaining fiscal 2005 stockholder distributions will be for income tax estimates of the shareholders and distributions for other purposes will be limited by the credit facility and indenture. The Company purchased $9.6 million of its senior notes during the nine months ended January 2, 2004 while $1.95 million of its senior notes were repurchased during the nine months ended December 31, 2004.

The Company’s total assets of $205.4 million at December 31, 2004 increased by $18.3 million from March 31, 2004. The increase in assets was primarily due to greater accounts receivable of $16.8 million and increased inventories of $7.1 million. The Company typically experiences elevated accounts receivable and inventory levels during the December quarter due to seasonal sales volume. Total debt of $95.9 million at December 31, 2004 was $9.6 million higher than at March 31, 2004, but $2.0 million lower than at January 2, 2004. Equity increased to $20.8 million at December 31, 2004 as compared to March 31, 2004 due to net income of $8.4 million.

The Company expects to maintain adequate cash balances, collateral, and revolving credit facility availability to satisfy the Company’s anticipated working capital and debt service requirements during fiscal 2005.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Aggregate Contractual Commitments

The following table sets forth NWS’ contractual obligations for the periods set forth as of March 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$86,357,000	—	—	$82,029,000	$4,328,000
Operating lease obligations	13,513,000	4,133,000	7,009,000	1,998,000	373,000
Distribution rights obligations	26,054,000	4,979,000	9,458,000	7,867,000	3,750,000
Purchase obligations	42,305,000	42,305,000	—	—	—
Defined benefit plan funding(1)	922,000	922,000	—	—	—

(1)	The amounts for funding of the defined benefit plan include only those amounts due within fiscal 2005, as future amounts are not estimable at this time.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Defined Benefit Pension Plan. The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In fiscal 2004, the Company reduced its expected long-term rate of return on plan assets to 7.5% from 8.5% during the prior fiscal year. The assumed long-term rate of return on assets reflects the weighted average rate of earnings expected on the classes of funds invested, or to be invested to provide for the plan benefits. An analysis of the composition of the plan’s investments and investment policy compared against the investment’s expected returns results in the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) can affect future pension income (cost). Over the long term, the Company’s pension plan assets have earned in excess of 9.3%. However, the plan assets have lost an average of 2.0% per year during the last two fiscal years. Should this trend continue, the Company will again be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

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

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in fiscal 2004 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.1 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the nine months ended December 31, 2004, the Company recognized consolidated pretax pension cost of $0.5 million, increased from the $0.4 million in the nine months ended January 2, 2004. The Company currently expects that the consolidated pension cost for fiscal 2005 will be approximately $0.7 million. The Company’s required minimum amount of fiscal 2005 contributions are approximately $0.9 million. However, the Company may elect to increase the minimum level of contributions in fiscal 2005 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at December 31, 2004:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$73,996,000
Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$14,500,000	$4,328,000	$—	$18,828,000	$18,828,000
Avg. Rate	—	—	—	4.93%	4.00%	—	4.67%

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

Item 4. Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated as of February 10, 2005

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer