Form 10-K
period 2005-03-31
NATIONAL WINE & SPIRITS INC
filed 2005-06-14
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-74589

NATIONAL WINE & SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2064429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 West Morris Street, P.O. Box 1602 Indianapolis, Indiana	46206
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of June 8, 2005 was 5,330,521, of which 104,520 were voting stock.

Documents Incorporated by Reference: None

Part I

Disclosure Regarding Forward-Looking Statements

This Form 10-K, including, but not limited to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “ intend,” “ will,” “ expect,” “ anticipate,” “ should,” “plans to,” “ estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company’s debt are forward-looking statements. Such statements are necessarily estimates reflecting the Company’s best judgment and expectations based upon current information. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by the cautionary statements set forth on Exhibit 99.1 to this Form 10-K, and the Company undertakes no obligation to update such forward-looking statements.

Item 1. Business

General

National Wine & Spirits, Inc. (NWS or the Company) is one of the largest distributors of wine and spirits in the United States. NWS’ markets include, among others, Illinois and Michigan, which are the fifth largest and the sixth largest markets for spirits in the United States, respectively. NWS is the largest distributor of spirits in Indiana with 59% market share and Michigan with 51% market share. NWS market share in Illinois is estimated at approximately 10% before the additional representation of the Brown Forman brands that commenced during March 2005. NWS was incorporated in the state of Indiana in 1998 and conducts its operations through its wholly owned subsidiaries, National Wine & Spirits Corporation in Indiana (NWS-Indiana), NWS-Illinois, LLC (NWS-Illinois), NWS Michigan, Inc. (NWS-Michigan), National Wine & Spirits, LLC (NWSM-LLC) and United States Beverage, L.L.C. (USB). USB distributes and markets malt based products along with import and craft beer products throughout the United States.

The wine and spirits wholesale industry has undergone significant changes in recent years. Rapid consolidation has occurred in the supplier sector, and distributors have expanded their operations to cover a larger number of states, resulting in consolidation among distributors. In several states, only two major distributors continue to operate. The United States wholesale wine and spirits market was approximately $33 billion during 2004 and is projected to be approximately $34 billion for 2005 according to industry projections. The Company’s revenue, including the wholesale dollar sales for its fee operations, places NWS as the tenth largest wholesaler in the United States, according to industry surveys. The top twenty wholesalers in the United States accounted for approximately 68% of the market during 2004 and are estimated to account for 72% of the market during 2005 according to industry surveys, as compared to approximately 49% in 1995.

Substantially all of NWS’ revenue results from product sales of liquor, beer and wine, or from distribution and brokerage fees. During fiscal 2005, NWS’ total revenue was $553.7 million, which was a $13.0 million increase from the prior fiscal year, primarily due to the growth in the Company’s product sales segment. Spirits and wine case volume for the Company’s products sales segment and product sales revenue during the most recent fiscal year grew by 3.0% and 2.1%, respectively. The Company’s growth was consistent with the beverage alcohol industry during calendar 2004, when according to industry reports, consumption for distilled spirits increased 4.1% and wine consumption increased 3.4% in the United States. Consumers spent $9.2 billion more on spirits, wine, and beer products than the previous year and the growth in spirits consumption was the largest annual increase in more than twenty years according to industry reports.

Recent Developments

On June 1, 2005, it was announced that the Company had reached an agreement in principle to acquire certain assets of Johnson Brothers’ wine wholesaler business in Illinois. The final terms and conditions are being finalized by the parties. As a result of the proposed acquisition, which is anticipated to close by August 1, 2005, the Company expects to add the E&J Gallo Winery brands to the Company’s operations in Illinois under the Union Beverage company name.

The Supreme Court of the United States, in an opinion dated May 16, 2005, invalidated decisions in Michigan and New York which had the effect of discriminating between in and out of state wineries and limiting interstate commerce. The majority opinion affirmed the broad power of the states to regulate beverage alcohol trade consistent with the Twenty First Amendment including the legitimacy of the three-tier system.

Industry Overview

The United States alcohol-based beverage industry generated total retail sales of approximately $154.6 billion during calendar 2004 versus $145.4 billion in calendar 2003, an increase of 6.3%. Sales of wine and spirits, in which NWS primarily competes, accounted for approximately 15% and 32%, respectively, or $72.4 billion of total retail beverage alcohol sales in 2004. The growth in the retail sales were primarily attributable to the premium and high end brands which included Canadian whisky, flavored and imported vodkas, rums, and tequilas which rebounded after a decline during 2001 due to product shortages. The wine consumption increase was primarily attributable to imported wine, including the Australian Yellow Tail brand which is represented by the Company in its Illinois business. The increase in the import category during 2004 was responsible for approximately half the increase in wine consumption while accounting for one quarter of the wine case sales in the United States, according to industry surveys. The Company believes the current trend of consumer preference for premium brands will continue.

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

Under the three-tier regulatory framework established by federal and state law, suppliers of alcohol-based beverages are generally prohibited from selling their products directly to retail outlets or consumers, effectively requiring suppliers to use distributors such as NWS. This regulatory framework effectively insulates distributors from vertical competition from suppliers or retail customers. Certain large chain retailers have challenged the three tier structure in particular states, in an attempt to gain favorable pricing directly from wineries and breweries. A successful challenge to the three tier system has not occurred, but is a potential long term threat to the current framework. In some states, referred to as “control states,” state law has historically mandated the state to act as the exclusive wholesale distributor and/or retailer of alcohol-based beverages. In 1996, Michigan became the first control state to privatize aspects of the wholesale distribution of spirits, and NWS has become the leading Authorized Distribution Agent (ADA) of spirits in that state.

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

Suppliers and Products

NWS represents many of the largest suppliers of wine and spirits in the United States, and offers hundreds of brands and more than 12,000 individual products. The breakdown of sales among wine, spirits and other products distributed by NWS in 2005, 2004 and 2003 is as follows:

	Wine (in thousands)			Spirits (in thousands)			Other (in thousands) (1)
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Product sales	$137,355	$140,874	$165,388	$267,540	$241,175	$392,580	$119,504	$131,566	$131,891
Distribution fees	—	—	—	29,268	27,045	22,999	—	—	—
Percentage of total Company revenue	24.9%	26.1%	23.2%	53.8%	49.6%	58.3%	21.4%	24.3%	18.5%

(1)	Other includes beer, tobacco, malt based, and non-alcoholic products

In each of the last three fiscal years, sales of wine and spirits accounted for more than seventy five percent of consolidated revenue. The financial statements contained in Item 8 of this Form 10-K set forth the Company revenues from external customers, profit, and total assets for each of the last three fiscal years.

In Michigan, ADA’s have exclusive relationships with suppliers by law, and receive distribution fees from suppliers as set by the state, rather than purchasing from the suppliers for resale to customers. This arrangement has the effect of understating the importance of spirits in

NWS’ overall product mix. For purposes of illustrating the scale of NWS’ operations in Michigan, the total wholesale prices of products delivered by NWS for Michigan in 2005, 2004 and 2003 was approximately $404.0 million, $389.0 million and $334.0 million, respectively, based on the average fixed wholesale prices of the spirits delivered by NWS.

NWS’ products include many of the leading brands of spirits and wine. The Company represents nine of the top ten brands and distributes products from eight of the top ten suppliers. The following table lists the top ten brands of spirits during 2004 and the NWS business or affiliate that distributes or markets that particular brand.

Brand & Category	Supplier	NWS representation
Bacardi Rum	Bacardi USA	None
Smirnoff Vodka	Diageo	IN, MI
Captain Morgan Rum	Diageo	IN, MI
Absolut Vodka	Absolut Spirits/Future Brands	IN, MI, KY
Jack Daniel’s Straight Whiskey	Brown-Forman Beverages	IL, KY
Crown Royal Canadian Whiskey	Diageo	IN, MI
Jose Cuervo Tequila	Diageo	IN, MI
Jim Beam Straight Whiskey	Jim Beam Brands	IN, MI, KY
DeKuyper Cordials	Jim Beam Brands	IN, MI, KY
Seagram’s Gin	Pernod Ricard USA	IN

NWS represents many of the leading domestic and imported wine brands including the following, among many others.

Brand	Supplier	NWS representation
Almaden	Canandaiqua Wine	IN
Beringer	Beringer Blass Wine Estates	IN
Yellow Tail	W.J. Deutsch & Sons	IL
Arbor Mist	Canandaigua Wine	IN
Inglenook	Canandaigua Wine	IN
Vendange	Canandaigua Wine	IN
Kendall-Jackson	Kendall-Jackson Wine Estates	IN, KY
Concha y Toro	Banfi Vintners	IN, IL
Cavit	Palm Bay Imports	IL, IN
Riunite	Banfi Vintners	IL, IN
Lindemans	Southcorp Wines USA	IN, KY

NWS has entered into written distribution agreements with several of its principal suppliers that generally may be extended on an annual basis but are terminable upon 30 days or 60 days written notice to NWS. NWS has entered into various long-term agreements with certain suppliers as disclosed in the consolidated financial statements. In addition, NWS has informal arrangements with many of its suppliers whereby NWS distributes the suppliers’ products pursuant to purchase orders without written distribution agreements. Although the terminable written agreements provide NWS with the non-exclusive right to distribute the suppliers’ products in a particular state, in practice the suppliers have generally selected a distributor to be the exclusive distributor of specified products in each state. In each of Indiana and Michigan, NWS is presently acting as the exclusive distributor with respect to virtually all of the products it distributes.

NWS has entered into distribution agreements with certain of its suppliers in Indiana, Illinois, Michigan, and USB. The following figures represent approximate aggregate case sales and net sales for fiscal 2005 from suppliers with which the Company entered into such agreements, and brands for which the Company owns the distribution rights:

Case sales:	11,461,000
Net sales:	$332,534,000

Related Operations

During 1998 NWS formed a distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company (“Vertner”) and Kentucky Wine & Spirits (“Kentucky W&S”). NWS has a 25% interest in the partnership and is reflected in the Company’s recorded equity in income of Commonwealth Wine & Spirits, LLC in the accompanying consolidated statement of operations.

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

Customers

Most states, including Indiana, Illinois and Michigan, require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Suppliers in these states may not legally sell directly to retail customers. NWS’ customers fall into two broad categories depending on where the alcohol-based beverage ultimately will be consumed: on-premise and off-premise. Off-premise customers include package liquor stores, grocery stores, drug stores and mass merchandisers. On-premise customers include hotels, restaurants and bars, and similar establishments. NWS currently serves over 32,000 retail locations in Indiana, Illinois and Michigan. No single customer represented more than 3.0% of NWS’ 2005 total revenue. As is customary in the industry, NWS’ products are generally purchased under standard purchase orders and not under long-term supply contracts. As a result, backlog is not meaningful in the wholesale distribution industry.

Industry-wide the percentage of case sales of wine and spirits for off-premise and on-premise in the United States for 2004 were approximately 77.3% and 22.7%, respectively. While the vast majority of case sales are from the off-premise outlets, approximately 54.1% of industry-wide retail wine and spirits dollar sales in the United States during 2004 were from on-premise outlets. The following table summarizes NWS’ customer base for NWS-Illinois, NWS-Indiana, and NWS-Michigan:

Type of Customer	Percentage of Tier 2 2005 Revenue by Trade Channel	Representative Customers
Off-Premise
Package Stores	39.4%	Gold Standard and Cap’n Cork Marsh, Dominicks, Kroger, American Stores (Osco), CVS, Sam’s Club, Meijer, Costco
Grocery stores, drug stores and mass merchandisers	27.3
Other	6.6

Percent of total	73.3%

On-Premise Restaurants and Bars	21.3	Charlie Trotter’s, House of Blues, Applebee’s, Lettuce Entertain U, TGI Fridays, Ruth’s Chris
Hotels, Entertainment	1.0	Four Seasons, Hyatt, Hilton, Marriott, United Center

Other	4.4	Crooked Stick Golf Course, American Legion

Percent of total	26.7%

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

Multiple Sales Divisions. NWS has adapted to industry changes and product portfolio growth through the creation of multiple sales divisions. Under this structure, potentially competitive products are placed in separate sales divisions to gain focus and grow the business. Though NWS has utilized this structure for more than 15 years in Indiana, recent supplier consolidation has led to the creation of separate sales divisions in Michigan, as well as an expanded organization in Indiana.

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

Sales, Marketing and Information Systems. NWS’ investment in technology in the areas of sales and marketing is a critical factor in its success and customer satisfaction. NWS is generally recognized as an industry innovator and leader in MIS in the wine and spirits distribution tier. NWS’ proprietary sales system manages sales data to the SKU level in all retail accounts that it services and is refreshed nightly based on deliveries. This system provides brand teams the necessary information to develop targeted, effective brand plans. Moreover, the Company’s sales managers depend on the information to monitor and control retail execution within their sales teams. Most recently NWS has moved this information to the Internet to allow for greater speed and accessibility to management, retail, and supplier partners. NWS has also invested resources to significantly improve category management expertise, and this has improved service and effectiveness, particularly in the off-premise national and regional chain accounts.

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

Warehousing and Distribution

NWS utilizes a series of three master warehouses, three hyper-terminals and six cross-docking facilities strategically located throughout Indiana, Illinois and Michigan to store and ship its products pending sale to customers. NWS’ customers ordinarily receive either next day or second-day delivery. In general, orders are collected during the day for batch routing and order “picking” at night. The Chicago and Detroit master warehouses each use an automated material handling system, including scanners, automated conveyors, dispensers and sorters. Products from the master warehouses are then shuttled nightly to either a hyper-terminal or a cross-docking facility where the orders are consolidated and loaded onto delivery trucks. Cross-docking facilities further extend the service areas of the master warehouses. Orders for delivery out of the various cross-docking facilities are picked in the master warehouses, shipped in during the night, and then transferred onto local delivery trucks for final delivery. NWS owns or leases a total fleet of approximately 307 delivery vehicles, consisting of 229 delivery trucks, 14 tractors, 24 trailers and 40 vans. As a result of a number of factors including state laws and regulations, NWS maintains independent distribution networks in Indiana, Illinois and Michigan.

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

Employees

As of March 31, 2005, NWS had approximately 1,435 employees. Approximately 164 employees in Michigan and 322 employees in Illinois are represented by labor unions. In Illinois, NWS has relationships with three unions:

(1)	Liquor and Allied Workers Union Local 3, annual agreements expiring September 30, 2007 and October 31, 2007;

(2)	Teamsters Union Local 525, expiring August 31, 2005; and

(3)	Teamsters Union Local 744, expiring May 30, 2008.

In Michigan, NWS has relationships with four unions:

(1)	Teamsters Union Local 299, expiring March 2, 2007;

(2)	Teamsters Union Local 337, expiring March 8, 2008;

(3)	Teamsters Union Local 406, annual agreements expiring September 10, 2006 and March 7, 2008; and

(4)	Teamsters Union Local 486, expiring March 2, 2007.

Employees of NWS in Indiana are not represented by any labor unions.

NWS has not experienced any work stoppages in more than 22 years as a result of labor disputes and considers its employee relations to be good.

Regulatory Considerations

The manufacturing, importation, distribution and sale of alcohol-based beverages are subject to regulation by the federal government through the Alcohol and Tobacco Tax and Trade Bureau, as well as by state and local regulatory agencies. Suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages.

In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. The three tiers are identified as follows:

(1)	Tier one is comprised of suppliers that produce alcohol-based beverages and/or importers of alcohol-based beverages, such as USB.

(2)	Tier two is comprised of distributors, such as NWS-Indiana, NWS-Illinois, NWS-Michigan, and NWSM-LLC.

(3)	Tier three is comprised of retail licensees.

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

NWS is required to have each of its officers, directors and principal stockholders who own 5% or more of the issued and outstanding stock qualified by federal and state governmental agencies to have an interest in a licensed company. NWS’ officers, directors and principal stockholders have been qualified by the Alcohol and Tobacco Tax and Trade Bureau and state regulatory agencies to hold licenses/permits as a wholesaler/importer.

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

The Company files reports with the SEC and the public can read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains all of the Company’s reports at http://www.sec.gov. The Company maintains an Internet site at http://www.nwscorp.com which contains reports that were filed with the SEC.

Item 2. Properties

NWS’ distribution facilities consist of three master warehouses, three hyper-terminals and six cross-docking facilities. NWS’ corporate headquarters are located in Indianapolis, Indiana.

The master warehouses, located in Indianapolis, Chicago, and Detroit, serve as the primary storage facilities and regional offices for NWS. The Chicago warehouse contains approximately 650,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Indianapolis warehouse contains approximately 351,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Detroit warehouse consists of approximately 238,000 square feet of warehousing space.

The following chart lists NWS’ warehouses and delivery, production and office facilities:

Segment	State	Location	Owned/ Leased	Total Square Feet	Principal Function
Product sales

	Indiana	Indianapolis South Bend Evansville Evansville Ft. Wayne Crown Point Indianapolis Indianapolis Indianapolis	Owned Owned Owned Owned Leased Leased Owned Owned Owned	351,000 76,900 5,800 2,400 5,500 7,900 3,500 15,000 19,500	Master Warehouse/Office Hyper-Terminal/Office Cross-Docking Facility Office Office Office Office - Leased to Perrier Warehouse-Leased to Perrier Office

	Connecticut	Stamford	Leased	5,700	Office

	Illinois	Chicago Chicago Champaign Peoria Collinsville Rockford	Owned Leased Leased Leased Leased Leased	650,000 1,840 50,000 56,000 14,200 5,000	Master Warehouse/Office Leased Office Property Hyper-Terminal/Office Cross-Docking Facility/Office Cross-Docking Facility/Office Office

All other

	Michigan	Detroit (Brownstown) Grand Rapids Escanaba Saginaw Traverse City	Leased Leased Leased Leased Leased	238,000 97,000 7,500 1,000 5,000	Master Warehouse/Office Hyper-Terminal/Office Cross-Docking Facility/Office Cross-Docking Facility Cross-Docking Facility

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

Item 4. Submission of Matters to a Vote of Security Holders

On October 8, 2004, the shareholders of National Wine & Spirits, Inc. voted unanimously, via written consent, to remove J. Smoke Wallin from the Board of Directors, effective October 8, 2004.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. There is no established trading market for the common stock of NWS.

Holders. As of June 8, 2005, the number of record holders of each of the classes of the Company’s common stock were as follows:

Voting common stock	2
Non-voting common stock	3

Dividends. The ability of the Company to pay dividends to its shareholders is restricted by certain covenants contained in its credit facility as well as certain restrictions contained in the Company’s indentures relating to its senior notes. Subject to these limitations, the Company has historically paid dividends to its shareholders for tax liabilities and for limited other purposes. In fiscal 2005 and 2004, the amounts of the dividends totaled $0.2 million and $6.0 million, respectively, in the aggregate.

Equity Compensation Plans. The Company does not have any equity compensation plans.

Item 6. Selected Consolidated Financial Data

The following summary historical financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto included in Item 8 and the schedules accompanying this report.

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

For purposes of calculating earnings to fixed charges, earnings consist of net income plus fixed charges. Fixed charges consist of interest expense, amortization of debt issue cost and discount or premium relating to indebtedness and the portion (30%) of rental expense on operating leases which NWS estimates to be representative of the interest factor attributable to rental expense.

	Year Ended March 31, (Dollars and cases in thousands, except ratios and per case amount)
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net product sales	$524,399	$513,615	$689,859	$659,594	$636,879
Distribution fees	29,268	27,045	22,999	21,963	21,573

Total revenue	553,667	540,660	712,858	681,557	658,452

Cost of products sold	428,576	421,468	552,833	530,910	513,928

Gross profit	125,091	119,192	160,025	150,647	144,524
Selling, general and administrative expenses	112,988	120,270	144,550	131,025	125,034

Income (loss) from operations	12,103	(1,078)	15,475	19,622	19,490
Interest expense	(9,535)	(8,826)	(9,308)	(11,934)	(13,214)
Other income (expense)(1)	2,871	780	9,622	(228)	7,849

Net income (loss)	$5,439	$(9,124)	$15,789	$7,460	$14,125

Other Financial Data:
EBITDA (2)	$25,525	$11,778	$34,704	$27,669	$36,229
Net income (loss) margin	1.0%	(1.7)%	2.2%	1.1%	2.1%
Cash provided by operating activities	$12,054	$16,005	$15,185	$22,030	$7,357
Cash provided (used) by investing activities	(3,133)	64	(2,489)	(5,307)	2,717
Cash used by financing activities	(7,430)	(20,423)	(18,611)	(9,082)	(9,539)
Depreciation and amortization	10,551	12,076	9,607	8,275	8,890
Capital expenditures (3)	$1,211	$985	$2,337	$4,332	$6,083
Ratio of earnings to fixed charges	1.4x	0.1x	2.2x	1.6x	2.0x
Operating Statistics:
Product Sales Operations
Gross profit margin	18.3%	17.9%	19.9%	19.5%	19.3%
Cases shipped (spirits and wine)	4,630	4,496	6,295	6,351	6,425
Fee Operations
Cases shipped (spirits)	2,907	2,912	2,549	2,721	2,684
Distribution fee per case as of March 31	$7.78	$7.78	$7.60	$7.48	$7.32

	As of March 31 (in thousands)
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash	$2,957	$1,466	$5,820	$11,735	$4,094
Total assets	193,789	187,100	203,814	201,405	192,290
Total debt	83,157	86,357	98,303	109,805	110,571
Total long-term liabilities	107,855	108,475	110,676	111,678	110,487
Stockholders’ equity	17,738	12,593	27,854	23,095	24,669

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1)

The increase in Other income (expense) in 2005, 2003 and 2001 resulted from receipt of an arbitration award of $2.3 million, one time payments of $9.2 million, and gain on sale of bottled water division of $7.5 million, respectively.

(2)

EBITDA is defined as net income or loss plus interest expense, depreciation and amortization. EBITDA is a non-GAAP financial measure within the meaning of Regulation G. EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. Management uses EBITDA to set targets and monitor and assess financial performance. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to net income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles.

The most comparable GAAP measure for EBITDA is net income (loss). Following is a reconciliation between net income (loss) and EBITDA for the fiscal years 2001 through 2005:

	Year Ended March 31 (in thousands)
	2005	2004	2003	2002	2001
Net Income (loss)	$5,439	$(9,124)	$15,789	$7,460	$14,125
Interest expense	9,535	8,826	9,308	11,934	13,214
Depreciation	4,590	5,947	7,188	6,561	7,046
Amortization	5,961	6,129	2,419	1,714	1,844

EBITDA	$25,525	$11,778	$34,704	$27,669	$36,229

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

(3) The components of capital expenditures by type is set forth below.

	Year Ended March 31 (in thousands)
	2005	2004	2003	2002	2001
Business expansion	$—	$—	$140	$1,144	$2,374
Information systems	501	490	1,121	1,418	1,750
Equipment	710	495	1,076	1,770	1,959

	$1,211	$985	$2,337	$4,332	$6,083

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with “Selected Consolidated Financial Data” and NWS’ historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Unless otherwise indicated, all references to years are to NWS’ fiscal year ended March 31.

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

Overview

National Wine & Spirits, Inc. (the “Company”) is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company’s current operations are in Illinois, Indiana, Michigan, Kentucky (through its investment in an affiliate), and from USB, the Company’s national import, craft and specialty beer marketing and distribution business. The Company’s reported revenues include net product sales in Illinois, Indiana, Michigan, and from USB, with distribution fees from the Michigan distribution and brokerage operation.

The Company evaluates its operations and liquidity upon two reportable segments, which are business units that engage in product sales and all other activities. Product sales operations are conducted in Indiana, Illinois, Michigan, and from the USB distribution business. The majority of other activities relate to distribution and brokerage fee operations in Michigan.

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

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the fiscal years 2001 through 2005:

	Year Ended March 31 (in thousands)
	2005	2004	2003	2002	2001
Net Income (loss)	$5,439	$(9,124)	$15,789	$7,460	$14,125
Interest expense	9,535	8,826	9,308	11,934	13,214
Depreciation	4,590	5,947	7,188	6,561	7,046
Amortization	5,961	6,129	2,419	1,714	1,844

EBITDA	$25,525	$11,778	$34,704	$27,669	$36,229

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s net income and EBITDA increased from the prior year due to greater gross profit on spirits case volume, reduced marketing and administration expense, and increased management fees. Net income and EBITDA increased to $5.4 million and $25.5 million, respectively, for the year ended March 31, 2005. The Company was able to increase net income during the current fiscal year by $14.6 million primarily from increased gross profit of $5.9 million, the strategic alliance with Glazer’s Distributors of Illinois, Inc. (“Glazer”) in Illinois which resulted in greater management fees (as described in footnote 15) of $6.1 million, and reductions in administrative expenses of $2.3 million, as compared to the prior fiscal year.

The Company’s total fiscal 2005 revenue increased by $13.0 million primarily due to increased product sales and distribution fees of $10.8 million and $2.2 million, respectively. Gross profit from product sales for the fiscal year ended March 31, 2005 increased by $3.7 million from the prior fiscal year primarily due to increased spirits volume of $26.4 million and price increases put in place during the fiscal year. An increase in the distribution fees during the current fiscal year of $2.2 million, as compared to the prior fiscal year, were primarily the result of greater brokerage commissions of $1.4 million and an increase in the per-case delivery fee from $7.60 to $7.78 in February 2004.

The Company’s operating expenses during the current fiscal year were primarily reduced by the increased management fees of $6.1 million related to the Company’s Illinois business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

These increased fees from the prior fiscal year were due to the modification of the agreement during the current fiscal year and the related financial performance of NWS-Illinois in 2005. The Company was able to reduce administrative expenses by $2.3 million during the current fiscal year compared to the prior annual period, including reductions in health costs of $0.8 million, reduced professional fees of $0.6 million, reduced amortization expense of $0.4 million, and lower casualty insurance costs of $0.4 million.

Cash flow from operations for the year ended March 31, 2005 were $12.1 million, a decrease of $3.9 million from the prior fiscal year. This comparative decrease in operating cash flow was primarily the result of a reduction in working capital of $29.5 million from the Company’s Illinois business during the prior fiscal year which did not occur during the current fiscal year. The Company was able to reduce debt by $3.2 million during the current fiscal year while increasing cash balances by $1.5 million from March 31, 2004. Stockholder distributions for the year ended March 31, 2005 were $0.2 million as compared to $6.0 million during the prior fiscal year primarily due to lower income tax obligations of the shareholders.

Results of Operations

The following table includes information regarding total cases shipped by NWS in 2005, 2004 and 2003:

	Year Ended March 31 (Cases in thousands)
	2005	2004			2003
	Cases	Percent Change	Cases	Percent Change	Cases
Wine (product sales)	2,307	0.1%	2,304	(21.5)%	2,934
Spirits (product sales)	2,323	6.0%	2,192	(34.8)%	3,361
Spirits (distribution fees)	2,907	(0.2)%	2,912	14.2%	2,549

Total wine and spirits	7,537	1.7%	7,408	(16.2)%	8,844

Other	8,316	(9.0)%	9,139	2.3%	8,933

Total	15,853	(4.2)%	16,547	(6.9)%	17,777

USB’s results are included in the other category for the current and prior years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2005 Compared with Fiscal 2004

Revenue

Total revenue increased $13.0 million to $553.7 million for the year ended March 31, 2005 as compared to the prior fiscal year. Product sales case volume in the spirits category increased 6.0%, which resulted in an increase of $26.4 million in product sales revenue, and the case volume in the wine category was stable for the current fiscal year as compared to the prior year. Revenue from wine decreased by $3.5 million, primarily due to the Company not representing certain wine brands in its Illinois business during the last six months of the current fiscal year. Distribution fee revenue increased by $2.2 million for the year ended March 31, 2005, primarily due to greater brokerage commissions of $1.4 million and an increase in the per case distribution fees effective during February 2004. Other case volume declined from the prior year period, which resulted in a decrease of $12.1 million in product sales revenue when compared to the prior year period.

Gross Profit

Gross profit increased $5.9 million to $125.1 million due to the increased product sales revenue resulting from the additional brand representation in certain markets on an exclusive basis and increased distribution and brokerage revenue. Gross profit percentage on product sales of 18.3% for the current fiscal year was above the 17.9% for the prior year, primarily the result of price increases that were enacted in certain product sales markets which offset the effect of competitive conditions in the Company’s Illinois market and the settlement of a purchase commitment of $1.0 million during the Company’s first fiscal quarter. Distribution fees increased by $2.2 million during the current year’s period, primarily due to an increase in the per-case distribution fee and increased brokerage fees of $1.4 million on additional brands that are represented during the current year compared to the prior year’s comparable period.

Operating Expenses

Total operating expenses declined by $7.3 million from the prior year, primarily from increased management fees related to the Company’s Illinois business of $6.1 million and reduced administrative costs of approximately $2.3 million, which more than offset increased expenses in the Company’s sales area of $1.0 million. Excluding management fees, operating expenses in the product sales segment during the current fiscal year decreased $2.7 million from the prior year, primarily from reduced administrative expenses of $2.6 million and reduced sales expenses of approximately $0.5 million. Operating expenses in the Company’s fee operations for the current year increased by approximately $1.6 million primarily due to greater sales expense of $1.6 million during the current fiscal year as compared to the prior fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Warehouse and delivery expenses were flat during the current fiscal year as compared to the prior year. Reductions in depreciation expense of $1.1 million offset increased costs of wages of $0.6 million and greater fuel costs of $0.4 million.

Selling expenses for the product sales segment decreased $0.5 million from the prior fiscal year, primarily due to reductions in brand promotion costs of $2.8 million which offset increased wages of approximately $2.1 million. Sales salaries and associated travel expenses for the fee operations increased during the current fiscal year by approximately $1.3 million due to the addition of the Moet Hennessy brands and expansion of the Fortune and Diageo brokerage fee operations as compared to the prior fiscal year.

Administrative expenses decreased by $2.3 million from the prior fiscal year. The decrease was primarily from reduced health care costs of $0.8 million, lowered professional fees of $0.6 million, reduced casualty insurance of $0.4, and reduced expenses for information services of $0.4 million.

Management fees from Glazer, as part of the management services agreement, were $18.7 million for the fiscal year, as compared to $12.6 million for the prior fiscal year. These increased fees from the prior year’s annual period were due to the modification of the agreement during September 2004 and the impact of NWS-Illinois’ financial performance.

Income From Operations

Operating income increased by $13.2 million for the fiscal year ended March 31, 2005 to $12.1 versus the prior year fiscal year. The Company’s increased gross profit by $5.9 million, reduced administrative expenses by $2.3 million, and greater management fees of $6.1 million were the primary reasons for the increase in operating income as compared to the prior fiscal year. Operating income for the fee operations segment increased $0.6 million for the current fiscal year, primarily due to the increased distribution and brokerage fees of $2.2 million that more than offset increased selling costs of $1.6 million.

Interest Expense

Interest expense increased $0.7 million to $9.5 million for the fiscal year ended March 31, 2005 as compared to the prior fiscal year, primarily due to gains from the repurchase of the Company’s senior notes of $0.7 million which occurred during the prior year period. The Company repurchased $1.95 million of its senior notes during the current fiscal year for $1.8 million, which resulted in a gain of $0.1 million after the write-off of unamortized debt issuance costs.

Other Income or Expense

The receipt of an arbitration award of $2.3 million was primarily responsible for the Company’s increase in Other income for the fiscal year ended March 31, 2005 as compared to the prior fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income or Loss

Net income was $5.4 million for current fiscal year ended March 31, 2005, which increased by $14.6 million from the prior fiscal year. Improvement in the net income from the product sales segment of $13.7 million was primarily the reason for the increase in net income for the current fiscal year as compared to the prior fiscal year.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the fiscal year ended March 31, 2005 was $25.5 million as compared to $11.8 million for the prior fiscal year. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Fiscal 2004 Compared with Fiscal 2003

Revenue

Total revenue decreased $172.2 million to $540.7 million as a result of decreased product sales revenue, partially offset by an increase in fee revenue. Total product sales revenue decreased $176.2 million to $513.6 million for the year ended March 31, 2004. The decrease in product sales segment revenue for the year ended March 31, 2004 as compared to the prior year’s annual period was primarily due to the reduced sales volume in the Company’s Illinois market. Spirits, wine, and other product sales in all of the Company’s other operations were up due to growth of existing brands and the addition of the Diageo and S&S brands. Product sales revenue in the other operations increased approximately $30 million from the prior annual period due to acquisition or expansion of the Diageo and S&S brands, as well as increased sales of existing brands. Product sales revenue decreased approximately $206 million from the prior annual period due to the termination of certain brand distribution rights in the product sales segment. The addition of the S&S, Fortune, and expansion of the Diageo brands in the fee operations segment were primarily responsible for the $4.0 million, or 17.6%, increase from the prior year’s annual period.

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

Liquidity and Capital Resources

The Company’s primary cash requirements have been to fund accounts receivable, inventories, and payment of distribution rights obligations for the product markets in Illinois, Indiana, Michigan, and USB. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

The Company amended its $40 million revolving credit facility as of June 30, 2004. The amendment permits the Company to repurchase up to $10.0 million of its senior notes subject to certain availability levels. The Company repurchased $1.95 million of its senior notes during the fiscal year ended March 31, 2005 for $1.8 million, which resulted in a gain of $0.1 million after the write-off of unamortized debt issuance costs.

At March 31, 2005, the Company had $1.8 million of outstanding advances on its $40.0 million revolving line of credit facility and also had $4.0 million in letters of credit outstanding, resulting in availability of $34.2 million. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company did not have any advances priced at the LIBOR based rate at March 31, 2005 and the Company’s prime based revolver rate of interest on March 31, 2005 was 5.75%. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at March 31, 2005. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash provided by operating activities was $12.1 million for the fiscal year ended March 31, 2005 versus cash provided of $15.9 million for the prior fiscal year. This comparative decrease in operating cash flow was primarily the result of a reduction in working capital of $29.5 million from the Company’s Illinois business during the prior fiscal year which did not occur during the current year. Cash used by working capital for the fiscal year ended March 31, 2005 was approximately $3.0 million, primarily due to the funding of accounts receivable for the product sales segment of $3.0 million. Cash provided by net income (loss) and adjustments for depreciation and amortization were $16.0 million for the current fiscal year and $3.0 million for the prior fiscal year.

Net cash used by investing activities was $3.1 million for the fiscal year ended March 31, 2005 compared to cash provided of $0.1 million during the prior fiscal year. Purchases of intangibles were $3.3 million greater during the current fiscal year that the prior year, and were primarily related to an agreement with a supplier to receive certain future contractual benefits. The Company’s capital expenditures during the current fiscal year were approximately $0.2 million greater than the prior fiscal year, but were below the spending level of previous fiscal years.

Net cash used by financing activities was $7.4 million for the fiscal year ended March 31, 2005, a decrease of $12.9 million from the prior fiscal year. The Company repurchased approximately $9.9 million of its senior notes during the prior fiscal year while repurchasing $1.8 million during the current fiscal year. Additionally, distributions to stockholders during the current fiscal year were $0.2 million, while distributions to stockholders were $6.0 million during the prior fiscal year. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture.

During 1998 Mr. LaCrosse, Chairman of the Company, transferred substantially all of his non-voting stock to a family trust, as part of an estate-planning plan, in exchange for a note. As part of that transfer, the Company has distributed funds to Mr. LaCrosse, the family trust, and Mrs. Johnston during the prior fiscal years and were made within the terms and conditions contained in the Company’s indenture governing its senior notes (including the limitation on restricted payments) and the revolving credit facility. As of March 31, 2005 there was approximately $2.5 million owed to Mr. LaCrosse by the family trust related to the 1998 transfer and sale of the non-voting stock.

The Company’s total assets of $193.8 million at March 31, 2005 increased by $6.7 million from March 31, 2004. The increase in assets was primarily due to an increase in distribution rights of approximately $5.7 million, greater accounts receivable of $3.1 million and additional cash balances of $1.5 million, which were offset by a decrease in net property and equipment of $3.8 million. The increase in accounts receivable balances was primarily in the product sales segment and due to an increase in net sales of $8.0 million during the last quarter of the current fiscal year as compared to the prior year’s comparable period. Total debt of $83.2 million at March 31, 2005 was $3.2 million lower than at March 31, 2004, primarily from the repurchase of the Company’s senior notes of $1.9 million during the fiscal year ended March 31, 2005. Equity increased by $5.1 million during the current fiscal year to $17.7 million at March 31, 2005 primarily due to net income of $5.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company expects to maintain adequate cash balances, collateral, and revolving credit facility availability to satisfy the Company’s anticipated working capital and debt service requirements during fiscal 2006.

Aggregate Contractual Commitments

The following table sets forth NWS’ contractual obligations for the periods set forth as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (2)	$83,157,000	—	—	$83,157,000	—
Operating lease obligations	11,081,000	3,980,000	5,121,000	1,443,000	537,000
Distribution rights obligations	28,610,000	4,729,000	11,754,000	10,802,000	1,325,000
Purchase obligations	58,093,000	58,093,000	—	—	—
Defined benefit plan funding (1)	1,100,000	1,100,000	—	—	—
Brand promotion (3)	7,700,000	3,083,000	2,325,000	2,200,000	92,000

(1)	The amounts for funding of the defined benefit plan include only those amounts due within fiscal 2006, as future amounts are not estimable at this time.
(2)	The interest component related to long-term debt obligations are not included in the table due to the variable nature of certain debt instruments the Company holds.
(3)	Brand promotion obligations are based on contractual commitments with certain suppliers to provide marketing support for the supplier’s brands.

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

Environmental Matters

The Company currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions relating to the presence of certain

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

hazardous substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the property owner’s ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although the Company is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to the Company have not occurred. Except for blending and bottling of a few of the Company’s private label brands, the Company does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations. Compliance with environmental laws has not had a material effect upon NWS’ capital expenditures, earnings or competitive position.

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

Impairment of Long-lived Assets. The Company evaluates long-lived assets, intangibles subject to amortization, and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the probability of possible outcomes in determining the best estimate of future cash flows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Payments to Customers. The Company records certain payments to customers as a reduction of revenue in accordance with EITF 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). The company accrues a liability and records a reduction to revenue based on expected payments to be made to customers for specific programs. Management’s estimate of amounts expected to be paid to customers is determined by applying a product’s depletion rate that contemplates customers’ historical sales performance and current customer support programs to the current period’s product sales. Upon receiving an invoice from the customer, the Company then records the payment and reduces the liability accordingly.

Defined Benefit Pension Plan. The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2004, the Company reduced its expected long-term rate of return on plan assets to 7.5% from 8.5% during the prior fiscal year. The assumed long-term rate of return on assets reflects the weighted average rate of earnings expected on the classes of funds invested, or to be invested to provide for the plan benefits. An analysis of the composition of the plan’s investments and investment policy compared against the investment’s expected returns results in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) can affect future pension income (cost). Over the long term, the Company’s pension plan assets have earned an average annual return of 9.5%. However, the plan assets have lost an average of 2.9% per year during the last four years. The investment return on plan assets has been positive for the previous two years, but should the negative trend continue, the Company will again be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company uses the preceding November’s Moody’s AA Corporate Bond Index rounded down to the nearest ¼ of a percentage point. At March 31, 2005, the Company determined this rate to be 5.75%, a decrease of 25 basis points from the rate used at March 31, 2004. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in 2005 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.1 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the year ended March 31, 2005, the Company recognized consolidated pretax pension cost of $0.7 million, up from $0.6 million in 2004. The Company currently expects that the consolidated pension cost for 2006 will not be materially different from 2005. The Company’s required minimum amount of 2006 contributions are approximately $1.1 million. However, the Company may elect to increase the minimum level of contributions in 2006 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective June 15, 2005. The Company is currently assessing, but has not yet determined the effect of SFAS No. 151 on its financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at March 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$77,079,000

Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$1,750,000	$4,328,000	—	$6,078,000	$6,078,000

Avg. Rate	—	—	—	6.00%	5.75%	—	5.82%

The Company is exposed to fluctuations in interest rate risk as a result of its variable rate debt. A hypothetical 1% change in interest rates applied to the Company’s variable rate debt would not have a material impact on the Company’s earnings or cash flows. The Company’s objectives in managing its exposure to changes in interest rates are to limit the effect of interest rate changes on earnings and cash flows and to minimize the amount of borrowings under the Company’s revolving line of credit. This approach to managing interest rate risk does not consider the changes in the Company’s competitive environment indirectly related to changes in interest rates and management’s responses to these changes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National Wine & Spirits, Inc.

We have audited the accompanying consolidated balance sheets of National Wine & Spirits, Inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Wine & Spirits, Inc. and subsidiaries as of March 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana

June 14, 2005

National Wine & Spirits, Inc.

Consolidated Balance Sheets

	As of March 31
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,957,000	$1,466,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $761,000 and $1,081,000	28,558,000	25,427,000
Vendor, less allowance for doubtful accounts of $250,000 and $125,000	3,754,000	3,745,000
Inventory	80,568,000	80,196,000
Prepaid expenses and other current assets	4,997,000	4,493,000

Total current assets	120,834,000	115,327,000

Property and equipment, net	27,691,000	31,484,000
Other assets:
Notes receivable, less reserve of $0 and $221,000	—	197,000
Cash surrender value of life insurance	4,892,000	4,366,000
Investment in Commonwealth Wine & Spirits, LLC	5,284,000	5,593,000
Intangible assets, net of amortization	32,681,000	27,646,000
Goodwill	1,246,000	1,246,000
Deferred pension costs	569,000	642,000
Deposits and other	592,000	599,000

Total other assets	45,264,000	40,289,000

Total assets	$193,789,000	$187,100,000

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$39,851,000	$40,503,000
Outstanding checks in excess of bank balance	—	91,000
Accrued payroll and payroll taxes	8,837,000	7,018,000
Excise taxes payable	4,286,000	4,813,000
Current portion of distribution rights obligations	5,136,000	4,115,000
Other accrued expenses	10,086,000	9,492,000

Total current liabilities	68,196,000	66,032,000

Deferred pension liability	3,073,000	3,061,000
Distribution rights obligations	21,625,000	19,057,000
Long-term debt	83,157,000	86,357,000

Total liabilities	176,051,000	174,507,000

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1,000	1,000
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53,000	53,000
Additional paid-in capital	25,009,000	25,009,000
Accumulated deficit	(4,822,000)	(10,051,000)
Accumulated other comprehensive loss-unrealized net pension loss	(2,503,000)	(2,419,000)

Total stockholders’ equity	17,738,000	12,593,000

Total liabilities and stockholders’ equity	$193,789,000	$187,100,000

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Operations

	Year Ended March 31
	2005	2004	2003
Net product sales	$524,399,000	$513,615,000	$689,859,000
Distribution fees	29,268,000	27,045,000	22,999,000

Total revenue	553,667,000	540,660,000	712,858,000

Cost of products sold	428,576,000	421,468,000	552,833,000

Gross profit	125,091,000	119,192,000	160,025,000

Selling, general and administrative expenses:
Warehouse and delivery	37,196,000	37,147,000	39,833,000
Selling	50,688,000	49,640,000	57,452,000
Administrative	43,847,000	46,117,000	48,156,000
Management fees	(18,743,000)	(12,634,000)	(891,000)

	112,988,000	120,270,000	144,550,000
Income (loss) from operations	12,103,000	(1,078,000)	15,475,000

Interest expense:
Related parties	(203,000)	(176,000)	(197,000)
Third parties	(9,440,000)	(9,366,000)	(11,110,000)
Gain from repurchase of long term debt	108,000	716,000	1,999,000

	(9,535,000)	(8,826,000)	(9,308,000)

Other income (expense):
Arbitration award and vendor settlement income	2,263,000	—	9,200,000
Interest income	3,000	21,000	152,000
Rental and other income	67,000	17,000	118,000
Equity in income of Commonwealth Wine & Spirits, LLC	538,000	742,000	312,000
Equity in losses of eSkye Solutions, Inc.	—	—	(160,000)

	2,871,000	780,000	9,622,000

Net income (loss)	$5,439,000	$(9,124,000)	$15,789,000

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Stockholders’ Equity

	$.01 Par Value Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Voting	Non-Voting
Balance at April 1, 2002	$1,000	$53,000	$25,009,000	$(1,293,000)	$(675,000)	$23,095,000

Net income	—	—	—	15,789,000	—	15,789,000
Unrealized net pension loss	—	—	—	—	(1,615,000)	(1,615,000)

Comprehensive Income						14,174,000

Distributions to Stockholders	—	—	—	(9,415,000)	—	(9,415,000)

Balance at March 31, 2003	1,000	53,000	25,009,000	5,081,000	(2,290,000)	27,854,000

Net income (loss)	—	—	—	(9,124,000)	—	(9,124,000)
Unrealized net pension loss	—	—	—	—	(129,000)	(129,000)

Comprehensive loss						(9,253,000)

Distributions to Stockholders	—	—	—	(6,008,000)	—	(6,008,000)

Balance at March 31, 2004	1,000	53,000	25,009,000	(10,051,000)	(2,419,000)	12,593,000

Net income	—	—	—	5,439,000	—	5,439,000
Unrealized net pension loss	—	—	—	—	(84,000)	(84,000)

Comprehensive income						5,355,000

Distributions to Stockholders	—	—	—	(210,000)	—	(210,000)

Balance at March 31, 2005	$1,000	$53,000	$25,009,000	$(4,822,000)	$(2,503,000)	$17,738,000

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31
	2005	2004	2003
Operating Activities:
Net income (loss)	$5,439,000	$(9,124,000)	$15,789,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,590,000	5,947,000	7,188,000
Amortization of intangible assets	5,961,000	6,129,000	2,419,000
Equity in losses of eSkye Solutions, Inc.	—	—	160,000
Equity in earnings of Commonwealth Wine & Spirits, LLC	(538,000)	(742,000)	(312,000)
Provision for bad debt expense	193,000	547,000	329,000
Gain on repurchase of long term debt	(108,000)	(716,000)	(1,999,000)
(Gain) loss on sales of assets	11,000	(270,000)	(274,000)

Increase in cash surrender value of life insurance	(526,000)	(551,000)	(447,000)
Changes in operating assets and liabilities
Accounts receivable	(3,333,000)	13,865,000	(1,970,000)
Inventories	(372,000)	2,786,000	(1,042,000)
Prepaid expenses and other current assets	(504,000)	(192,000)	(994,000)
Deposits and other	7,000	(4,000)	(788,000)
Accounts payable	(652,000)	742,000	(1,245,000)
Accrued expenses and taxes	1,886,000	(2,503,000)	(1,629,000)

Net cash and cash equivalents provided by operating activities	12,054,000	15,914,000	15,185,000

Investing activities:
Purchases of property and equipment	(1,211,000)	(985,000)	(2,337,000)
Purchases of intangible assets	(3,519,000)	(210,000)	(2,170,000)
Proceeds from sale of property and equipment	453,000	106,000	365,000
Proceeds from sale of intangible assets	100,000	272,000	—
Distributions from Commonwealth Wine & Spirits, LLC	847,000	786,000	1,286,000
Collections on notes receivable	197,000	95,000	367,000

Net cash and cash equivalents provided (used) by investing activities	(3,133,000)	64,000	(2,489,000)

Financing activities:
Cash provided (used) by outstanding checks in excess of bank balance	(91,000)	91,000	—
Proceeds from line of credit borrowings	196,500,000	140,400,000	54,250,000
Principal payments on line of credit borrowings	(197,750,000)	(141,400,000)	(50,250,000)
Principal payments on long-term debt, including purchases of senior notes	(1,842,000)	(9,935,000)	(15,317,000)
Proceeds of borrowings from stockholder	—	—	197,000
Payments of distribution rights obligations	(4,037,000)	(3,480,000)	(529,000)
Repayments on borrowings from stockholders	—	—	(175,000)
Receipts on notes receivable from stockholders and others	—	—	2,628,000
Distributions to stockholders	(210,000)	(6,008,000)	(9,415,000)

Net cash and cash equivalents used by financing activities	(7,430,000)	(20,332,000)	(18,611,000)
Net increase (decrease) in cash and cash equivalents	1,491,000	(4,354,000)	(5,915,000)
Cash and cash equivalents, beginning of year	1,466,000	5,820,000	11,735,000

Cash and cash equivalents, end of year	$2,957,000	$1,466,000	$5,820,000

See accompanying notes.

National Wine & Spirits, Inc.

Notes to Consolidated Financial Statements

March 31, 2005

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (NWS or the Company), an S-Corporation, is a holding company which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (NWSC) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (NWS-LLC) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (NWSM) distributes liquor throughout Michigan and National Wine & Spirits, LLC (NWSM-LLC) is a wholesale distributor of non-alcoholic and low proof products throughout Michigan. NWSM distributes spirits products as an Authorized Distribution Agent (ADA) for the State of Michigan and derives revenue from distribution and brokerage fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 13. Based in Connecticut, United States Beverage, LLC (USB) distributes and markets import and craft beer along with malt based products throughout the United States.

The consolidated financial statements include the accounts of NWS, NWSC, NWS-LLC, NWSM, NWSM-LLC, and USB, all of which NWS wholly owns or owns 100% of the voting stock. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. Substantially all revenues result from the sale of liquor, beer and wine or distribution fees. NWS performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

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

Fair Value of Financial Instruments

The Company’s cash, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and the carrying amounts approximate fair value. Long-term notes receivable and payable, except for the Company’s senior notes payable, have primarily variable interest rates, thus their carrying amounts approximate fair value. The fair value of the Company’s senior notes payable has been determined on the basis of the specific securities issued and outstanding and is estimated at $77,079,000 at March 31, 2005.

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

Receivables and Credit Policies

Trade accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payments generally within 15 to 30 days from the invoice date. Vendor accounts receivable are due based on specific terms as required by the related vendor allowance program.

The carrying amounts of trade and vendor accounts receivable are reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and creates an allowance for doubtful accounts based on the credit worthiness of specific accounts and an estimate of other uncollectible accounts based on historical performance and current economic conditions.

Inventory

Substantially all inventory is stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market and primarily consists of packaged beer, wine, liquor, cigars and accessories.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $6,063,000, $8,432,000 and $10,602,000 in 2005, 2004 and 2003, respectively.

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

Goodwill

Goodwill consists of costs in excess of the net assets acquired in connection with an acquisition in April, 1999. Prior to April 2002, goodwill was amortized using the straight-line method over 15 years. Effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets. As such, the Company no longer amortizes goodwill and performs annual tests for impairment, which was performed as of March 31, 2005, and there was no indication of impairment. There was no change to goodwill during 2005 and 2004.

Long-lived Assets

The carrying value of long-lived assets, including intangible assets subject to amortization, is reviewed by management when indicators of impairment are present. If this review indicates that the carrying value may be impaired then the impaired amount will be written off. Impairment is determined by comparison of the carrying amount of the asset to the net undiscounted cash flows expected to be generated by the related asset group. An impairment loss is measured by the amount which the carrying amount of the asset group exceeds its fair value.

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

Net sales and distribution fees are recognized at the time product is shipped which is when title passes. Shipping and handling charged to customers is included in Net Product Sales. For the years ended March 31, 2005, 2004, and 2003, the Company incurred delivery expenses of $15,394,000, $14,739,000 and $16,342,000, respectively, which are included in warehouse and delivery expenses in the accompanying Consolidated Statements of Income. The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales.

Payments to Customers

The Company records certain payments to customers as a reduction of revenue in accordance with EITF 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). The Company recorded $12,299,000, $14,075,000 and $8,925,000 of consideration paid to customers as a reduction of revenue in the Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003, respectively.

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

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective June 15, 2005. The Company is currently assessing, but has not yet determined the effect of SFAS No. 151 on its financial position, results of operations and cash flows

Reclassifications

Certain amounts from prior year’s financial statement have been reclassified to conform to the current year presentation.

2. Investment in Unconsolidated Subsidiaries

eSkye Solutions, Inc.

The Company accounts for its investment in eSkye Solutions, Inc. (eSkye) on the equity method in accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (APB 18). Losses under the equity method for the year ended March 31, 2003 were in excess of the remaining book value of the investment in eSkye. The Company recorded $160,000 in losses for the year ended March 31, 2003, reducing its investment to $0. At March 31, 2005, the Company’s share of eSkye’s voting stock was 8.7%.

Commonwealth Wine & Spirits, LLC

In December 1998, NWSC formed a new distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company (“Vertner”) and Kentucky Wine & Spirits (“Kentucky W&S”). NWSC has accounted for its investment in Commonwealth Wine & Spirits, LLC using the equity method. Under the terms, NWSC invested $7,500,000 in exchange for a 25% interest in the new company. Vertner and Kentucky W&S equally own the remaining 75%. A portion of NWSC’s initial investment related to a franchise fee paid by NWSC on behalf of the new distributorship. As part of the operating agreement, NWSC’s initial cash distributions from the new distributorship are treated as return of NWSC’s original investment. As a result, the amortization of this franchise fee is allocated 100% to NWSC during the for the fiscal years 1999 through 2004, and is reflected in the Company’s recorded equity in income of Commonwealth Wine & Spirits, LLC in the accompanying consolidated statement of operations. The Company received distributions of $847,000, $786,000 and $1,286,000 and recorded equity in earnings of $538,000, $742,000 and $312,000 from Commonwealth Wine & Spirits, LLC in 2005, 2004 and 2003, respectively.

Summary financial information for eSkye Solutions, Inc. and Commonwealth Wine & Spirits, LLC is as follows:

	Years Ended March 31,
	2005	2004	2003
Sales	$82,674,000	$81,355,000	$84,780,000
Operating income (loss)	2,426,000	(2,222,000)	(2,444,000)
Net income (loss)	1,138,000	(2,020,000)	(134,000)

	March 31,
	2005	2004
Current assets	$17,576,000	$19,529,000
Non-current assets	1,790,000	2,010,000
Current liabilities	7,744,000	6,698,000
Non-current liabilities	2,875,000	2,875,000
Minority interest	3,000	3,000
Redeemable stock	23,584,000	23,164,000

3. Inventory

Inventory at March 31 is comprised of the following:

	2005	2004
Inventory at FIFO	$92,228,000	$91,070,000
Less: LIFO reserve	(11,660,000)	(10,874,000)

	$80,568,000	$80,196,000

The Company utilizes the LIFO method of accounting for inventory for substantially all of its inventory. The amounts accounted for under LIFO as of March 31, 2005 and March 31, 2004 was $88,873,000 and $89,296,000, respectively.

During the fiscal years ended March 31, 2005, 2004 and 2003, certain inventory quantities were reduced, which resulted in a partial liquidation of LIFO inventory layers carried at a cost that prevailed in a prior year. For the fiscal year ended March 31, 2004, the effect of the liquidation of inventory was a decrease in the cost of products sold and a decrease in the net loss by $1,145,000. For fiscal years ended March 31, 2005 and 2003, the effect of the liquidation of inventory was a decrease in the cost of products sold and an increase in the net income by $25,000 and $205,000, respectively.

4. Property and Equipment

Property and equipment at March 31 is comprised of the following:

	2005	2004
Land and improvements	$1,173,000	$1,173,000
Buildings and improvements	31,687,000	31,977,000
Furniture and equipment	14,174,000	14,815,000
Warehouse equipment	28,304,000	28,334,000
Automobiles and trucks	5,295,000	5,956,000

	80,633,000	82,255,000

Less: Accumulated depreciation	52,942,000	50,771,000

	$27,691,000	$31,484,000

5. Supplemental Cash Flow Information

During the years ended March 31, 2005, 2004 and 2003, the Company purchased intangible assets, principally distribution rights of $11,146,000, $15,797,000 and $13,605,000, respectively, by incurring other liabilities of $7,626,000, $15,587,000 and $11,435,000, respectively.

Cash paid for interest was $9,683,000, $9,935,000 and $11,657,000 in 2005, 2004 and 2003, respectively.

6. Intangible Assets

Intangible assets at March 31 are comprised of the following:

		2005		2004
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$40,859,000	$10,486,000	$30,820,000	$6,170,000
Loan acquisition costs	10	4,065,000	2,427,000	4,076,000	2,011,000
Non-compete agreements	5	—	—	200,000	193,000

Total	7	$44,924,000	$12,913,000	$35,096,000	$8,374,000

Intangible Assets Not Subject to Amortization	Carrying Amount	Carrying Amount
Distribution rights	$670,000	$924,000

Consolidated amortization expense related to intangible assets subject to amortization for 2005, 2004, and 2003 was $5,731,000, $5,513,000, and $2,419,000, respectively.

As a result of the declining demand and lower than expected sales performance for a product line in the Company’s product sales segment, management performed impairment analyses of the related distribution rights. Management determined that the related distribution rights were impaired and recorded a charge of $267,000 and $846,000 to amortization expense during the twelve month period ended March 31, 2005 and 2004, respectively, to write the intangible asset down to fair value. Fair value was calculated based on the discounted future cash flows of the product line’s expected contribution margin.

The estimated amortization expense for each of the next five years is as follows:

2006	$7,244,000
2007	7,136,000
2008	6,067,000
2009	5,587,000
2010	4,965,000

$30,999,000

7. Debt

Long-term debt at March 31 is comprised of the following:

	2005	2004
Senior notes payable (A)	$77,079,000	$79,029,000
Bank revolving line of credit (B)	1,750,000	3,000,000
Notes payable to stockholders, net (see Note 12)	4,328,000	4,328,000

	83,157,000	86,357,000
Less: current maturities	—	—

	$83,157,000	$86,357,000

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

The Company purchased $1,950,000 of its senior notes on the open market during fiscal 2005. The notes were purchased for $1,799,000 plus accrued interest of $96,000. Related unamortized issuance costs of $43,000 were written off due to the purchases of the senior notes. The net gain on the purchases of $108,000 of the senior notes is included in interest expense.

(B)

On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana that provides a revolving line of credit for borrowings of up to $40 million, including standby or commercial letters of credit of up to $5 million, through April 1, 2008. Commercial letters of credit of $4.0 million were outstanding at March 31, 2005 for the self-insured portion of NWS’ casualty insurance policies. Line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by all NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. As of March 31, 2005, the applicable interest rate on the revolving line of credit was 6.00%.

The Company amended its $40 million revolving credit facility as of March 31, 2004. The amendment (i) decreased the minimum interest coverage ratio (ii) increased the maximum funded debt ratio (iii) reduced the permitted annual capital expenditures (iv) restricted the repurchases of the Company’s senior notes and (v) adjusted certain interest pricing terms and other financial covenants.

The Company was in compliance at March 31, 2005 with the restrictive covenants, as amended, of the revolving credit facility.

Principal payments due on debt at March 31, 2005 are as follows:

2006	—
2007	—
2008	—
2009	$78,829,000
2010	$4,328,000
Thereafter	—

$83,157,000

8. Common Stock

The Company has two authorized classes of capital stock: voting $0.01 par value common shares and non-voting $0.01 par value common shares. Both classes of stock have the same relative rights, performance limitations and restrictions, except that non-voting shares are not entitled to vote on any matters submitted to a vote of the stockholders, except as provided by law.

9. Commitments and Contingencies

The Company leases office and warehouse space under noncancellable operating leases ranging from two to ten years, some of which include renewal and purchase options and escalation clauses, expiring on various dates through 2015. The Company also leases certain trucks and equipment pursuant to noncancellable operating leases with terms ranging from three to seven years. Future minimum rent payments as of March 31, 2005 are as follows:

2006	$3,992,000
2007	3,598,000
2008	1,553,000
2009	962,000
2010	496,000
Thereafter	537,000

$11,138,000

Rent expense was $4,941,000, $4,797,000, $4,747,000 in 2005, 2004 and 2003, respectively.

The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

The Company engages in brand promotional activities with certain suppliers and has committed to continue these efforts while representing the suppliers’ brands. Future minimum promotional commitments as of March 31, 2005 are as follows:

2006	$3,083,000
2007	1,225,000
2008	1,100,000
2009	1,100,000
2010	1,100,000
Thereafter	92,000

$7,700,000

10. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after five years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. The following table is a reconciliation of the projected benefit obligation and the fair value of the deferred benefit pension plan assets.

	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,255,000	$6,012,000
Service cost	489,000	398,000
Interest cost	428,000	384,000
Actuarial changes	261,000	668,000
Benefits paid	(223,000)	(207,000)

Benefit obligation at end of year	$8,210,000	$7,255,000

Change in plan assets:
Fair value of plan assets at beginning of year	$4,872,000	$3,773,000
Actual gain on plan assets	460,000	759,000
Employer contributions	901,000	547,000
Benefits paid	(223,000)	(207,000)

Fair value of plan assets at measurement date	$6,010,000	$4,872,000

Reconciliation of funded status:
Funded (Unfunded) status	$(2,200,000)	$(2,383,000)
Unrecognized actuarial loss	2,503,000	2,420,000
Unrecognized prior service cost	541,000	594,000
Unrecognized transition obligation	28,000	48,000

Prepaid benefit cost at measurement date	872,000	679,000

Contributions made after measurement date	200,000	200,000

Prepaid benefit cost at end of year	$1,072,000	$879,000

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$1,072,000	$879,000
Non-current deferred additional liability	(3,073,000)	(3,061,000)
Deferred pension costs - intangible asset	569,000	642,000
Accumulated other comprehensive loss	$2,503,000	$2,419,000

Increase in minimum liability included in other comprehensive income	$84,000	$129,000

As of March 31, 2005 and 2004, the Company has recorded an additional minimum pension liability of $3,073,000 and $3,061,000, respectively. As the additional liability exceeds the intangible asset, the excess is recorded in Accumulated Other Comprehensive Loss in the amounts of $2,503,000 and $2,419,000 as of March 31, 2005 and 2004, respectively. An intangible asset of $569,000 and $642,000 was reflected in the Company’s consolidated balance sheet at March 31, 2005 and 2004, respectively. The change in the pension liability at March 31, 2005 as compared to the liability at March 31, 2004 was primarily caused by the 0.25% decrease in the discount rate assumption.

The projected benefit obligation and accumulated benefit obligation exceeded the fair value of plan assets as of the Company’s fiscal 2005 and 2004 measurement dates, as illustrated in the following table:

	2005	2004
Projected benefit obligation	$8,210,000	$7,255,000
Accumulated benefit obligation	$8,210,000	$7,255,000
Plan assets at fair value	$6,010,000	$4,872,000

Estimated benefit payments from the plan for each of the next five plan years ending June 30, and thereafter, are as follows:

Plan Year	Benefit Payments
2006	$238,519
2007	257,877
2008	285,390
2009	296,174
2010	297,718
Years 2011 to 2015	1,971,236

It is the Company’s policy to make quarterly contributions to the plan sufficient to meet the funding requirements of applicable laws and regulations, plus such additional voluntary amounts as deemed appropriate. The components of net periodic pension cost of the defined benefit plan are as follows for the years ended March 31:

	2005	2004	2003
Service cost-benefits earned during the year	$489,000	$398,000	$347,000
Interest on projected benefit obligation	428,000	384,000	340,000
Expected return on plan assets	(385,000)	(323,000)	(314,000)
Amortization of unrecognized net transition asset	20,000	20,000	20,000
Amortization of loss	103,000	101,000	34,000
Amortization of prior service cost	53,000	53,000	53,000

Net periodic pension cost	$708,000	$633,000	$480,000

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

	2005	2004
Discount rate	5.75%	6.00%
Expected return on plan assets	7.50%	7.50%
Benefit increases	0.00%	0.00%

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

This asset allocation range was used for the year ended March 31, 2005 and is the allocation to be used for the year ended March 31, 2006. As of the Company’s 2005 and 2004 measurement dates, the percentage of fair value of total assets by asset category was as follows:

	2005	2004
Asset category:
Equity securities	61.36%	61.50%
Debt securities	21.71%	37.40%
Cash and cash equivalents	16.93%	1.10%

The Company expects to contribute approximately $1,100,000 to its defined benefit pension plan during the fiscal year ending March 31, 2006.

The Company also sponsors a defined contribution benefit plan for substantially all employees not covered by the defined benefit plan. Contributions to the plan are made at the discretion of the Company and may not exceed 5% of a participant’s compensation. The Company recorded $1,823,000, $1,588,000 and $1,598,000 of expense for the defined contribution plan in 2005, 2004 and 2003, respectively.

NWS-LLC contributes to union-sponsored multi-employer pension plans, which provide for contributions based on a specified rate per labor hour. Union employees constitute approximately 64% of NWS-LLC’s workforce and 52% of NWSM’s workforce. Contributions charged to expense were $621,000, $575,000 and $757,000 in 2005, 2004 and 2003, respectively. Information as to NWS-LLC’s portion of accumulated plan benefits and plan net assets is not available. Under the Employee Retirement Income Security Act of 1974 as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. NWS-LLC has no intention of withdrawing from the plans.

During the twelve months ended March 31, 2005, the Company established a nonqualified deferred compensation plan for certain selected employees who may elect to defer up to 50% of their annual compensation upon maximization of their deferrals to the Company’s established qualified 401k plan. The Company does not match employee contributions to the nonqualified plan. At March 31, 2005 the Company’s accrued obligation under this supplemental plan was $250,000. The Company has set aside investment assets, which are carried at fair value and reported in prepaid expenses and other current assets, which it intends to use to fund these obligations in the amount of $250,000 at March 31, 2005.

11. Related Party Transactions

In 1998, the Company and its stockholders executed subordinated notes payable to stockholders and the total of subordinated notes payable was $4,328,000 at March 31, 2005 and 2004, with the principal balance due in December 2009. These notes bear interest at the prime lending rate. Interest expense on these notes was $203,000, $176,000 and $197,000 in 2005, 2004, and 2003, respectively.

NWSC had notes receivable from its two stockholders totaling $2,628,000 at March 31, 2002. The notes earned interest at the prime lending rate and were paid in full during September 2002. Interest income earned was $62,000 in 2003. Proceeds of the notes were used by the stockholders to purchase additional capital stock of NWSC and to make loans to NWS-LLC.

The Company did not pay consulting fees to a minority stockholder of NWS-LLC during the years ended March 31, 2005 and 2004, but paid $117,000 during 2003.

The Chairman of NWS individually purchased $1,700,000 of the Company’s senior notes from the open market during the fourth quarter of fiscal year 2004.

A former Director of the Company is the Chairman and Chief Executive Officer of eSkye. The Company received 6,000,000 shares of common stock in eSkye upon inception, representing founders stock. The Company accounts for its investment in eSkye using the equity method. The Company’s investments in 1999 and 2000 in convertible preferred stock of eSkye totaled $2,513,000.

NWS leased facilities and certain office equipment to eSkye under the terms of a three-year operating lease that expired September, 2004. NWS did not charge or receive any rent from eSkye during the year ended March 31, 2005 and 2004 but received $137,000 during the year ended March 31, 2003. The Company paid eSkye fees for computer services of $35,000, $50,000 and $150,000 during the years ended March 31, 2005, 2004 and 2003, respectively.

12. Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations conducted by NWSM. The Company evaluates performance and allocates resources based on these segments. Non operating gains or losses not directly related to the operating segment are reported in the product sales segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

	2005	2004	2003
Revenue from external customers
Product sales	$524,399,000	$513,615,000	$689,859,000
All other	29,268,000	27,045,000	22,999,000
Interest expense
Product sales	7,968,000	7,110,000	7,654,000
All other	1,472,000	1,716,000	1,654,000
Depreciation expense
Product sales	3,412,000	4,041,000	5,212,000
All other	1,178,000	1,906,000	1,976,000
Amortization expense
Product sales	5,954,000	6,088,000	2,245,000
All other	7,000	41,000	174,000
Equity in earnings of Commonwealth Wine & Spirits, LLC
Product sales	538,000	742,000	312,000
All other	—	—	—
Equity in losses of eSkye Solutions, Inc.
Product sales	—	—	(160,000)
All other	—	—	—
Segment income (loss)
Product sales	4,215,000	(9,439,000)	17,111,000
All other	1,224,000	315,000	(1,322,000)
Segment assets
Product sales	185,087,000	177,042,000	193,757,000
All other	8,702,000	10,058,000	9,951,000
Investments in equity method investees
Product sales	5,284,000	5,593,000	5,637,000
All other	—	—	—
Goodwill
Product sales	—	—	—
All other	1,246,000	1,246,000	1,246,000
Expenditures on long-lived assets
Product sales	4,548,000	979,000	4,449,000
All other	182,000	216,000	58,000

13. Concentration of Risk

Products purchased from four suppliers amounted to approximately 46%, 46% and 59% of all purchases in 2005, 2004 and 2003, respectively.

14. Vendor Distribution Agreements

During the year ended March 31, 2004, NWSC entered into distribution contracts with two vendors, both on an exclusive basis for their respective products distributed in Indiana. Total payments of $17,500,000 are required for these agreements, and $14,077,000 is unpaid as of March 31, 2005. Payments are required on a quarterly basis through June 30, 2010. NWSC has imputed interest for the obligations at 4.0% and recorded a discount on the obligation which reduced the related intangible asset by $1,913,000. These assets will be amortized over the life of their respective contracts.

In July 2004, realignment of certain Company represented brands caused the revision of the distribution periods of the brands. Because of these revisions, the Company revalued those contracts using the current discount rate and recorded an addition to intangibles and distribution right obligations of $1,080,000.

Future cash payments for all of the Company’s distribution rights obligations for the years ended March 31 are as follows:

2006	$5,854,000
2007	6,229,000
2008	5,900,000
2009	5,501,000
2010	5,301,000
Thereafter	1,325,000

Total distribution rights obligations	30,110,000
Imputed interest	(3,349,000)

Present value of minimum distribution rights payments	26,761,000
Current portion	(5,136,000)

Long-term distribution rights obligation	$21,625,000

15. Management Fees

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

Effective August 28, 2004, the parties modified the terms of the management services agreement, whereas, the other wholesaler committed to fund 100% of operating losses and receive 100% of operating profits until the cumulative incremental difference between funding 80% and 100% of operating losses is recouped in operating profits. The agreement will then revert back to the 80% terms. Ownership of NWS-LLC or the NWS-LLC’s operating assets has not changed. However, if certain conditions are met, the other wholesaler may purchase NWS-LLC’s assets for a purchase price based upon 80% of the then current net assets of NWS-LLC and a 20% equity interest in the successor Illinois organization, as defined in the agreement.

Pursuant to the agreement, NWS-LLC recorded approximately $18,743,000 and $12,634,000 as a reduction of operating expenses during the twelve months ended March 31, 2005 and 2004, respectively. At March 31, 2005, a receivable from the wholesaler in the amount of approximately $1.5 million was recorded in Prepaid expenses and other current assets.

16. Quarterly Data (Unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended March 31, 2005 and 2004. The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period.

	2005
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total
Total revenue	$144,661	$130,647	$159,102	$119,257	$553,667
Gross profit	33,205	31,700	34,356	25,830	125,091
Selling, general and administrative expenses	30,531	27,988	27,999	26,470	112,988
Income (loss) from operations	2,674	3,712	6,357	(640)	12,103
Interest expense	2,404	2,251	2,416	2,464	9,535
Other income (expense)	(171)	2,465	442	135	2,871
Net income (loss)	99	3,926	4,383	(2,969)	5,439

	2004
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total
Total revenue	$144,034	$128,705	$156,530	$111,391	$540,660
Gross profit	34,885	29,045	32,291	22,971	119,192
Selling, general and administrative expenses	33,328	29,133	31,449	26,360	120,270
Income (loss) from operations	1,557	(88)	842	(3,389)	(1,078)
Interest expense	1,730	2,133	2,463	2,500	8,826
Other income (expense)	134	(45)	382	309	780
Net income (loss)	(39)	(2,266)	(1,239)	(5,580)	(9,124)

	2003
(Dollars in thousands)	Q1	Q2	Q3	Q4	Total
Total revenue	$182,732	$175,536	$214,872	$139,718	$712,858
Gross profit	43,163	39,444	44,917	32,501	160,025
Selling, general and administrative Expenses	36,130	36,099	36,710	35,611	144,550
Income (loss) from operations	7,033	3,345	8,207	(3,110)	15,475
Interest expense	2,819	2,828	2,845	816	9,308
Other income (expense)	180	114	200	9,128	9,622
Net income (loss)	4,394	631	5,562	5,202	15,789

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Item 9B. Other Information

None

Part III

Item 10. Directors & Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information concerning the directors and executive officers of NWS as of June 30, 2005:

Name	Age	Position
James E. LaCrosse	72	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director
Catherine M. LaCrosse	38	Vice President of Sales-Indiana Fine Wine Division and Director
John J. Baker	35	Chief Operating Officer, Secretary and Director
Gregory J. Mauloff	53	Corporate Executive Vice President, Sales & Marketing
James R. Beck	61	Director
John Wittig	45	President, NWS-Illinois LLC
Joseph J. Fisch	56	President, U.S. Beverage
Mitchell T. Stoltz	51	Director
Norma M. Johnston	76	Director
Stephen E. LaCrosse	35	Director
William M. Cockrum	67	Director
Vaughn D. Bryson	66	Director
David W. Goodrich	57	Director
Patrick A. Trefun	45	Corporate Controller and Treasurer

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

Gregory J. Mauloff has been Corporate Executive Vice President of Sales and Marketing since April 2003. Prior to that, he was President of the Illinois operations and Executive Vice President of the Beer Division. He joined the company in 1991. Other experience includes Vice President of Sales, Heublein Spirits, and Division Manager, E.J. Gallo Wines. He received a BS in business administration from Norbert College in 1973.

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

John Wittig, President of NWS-Illinois, joined the company in August 2004. Mr. Wittig previously was Managing Director of the Atlantic Division of Brown-Forman, which he joined in 2001. His experience in the industry began in 1986 with Seagram Americas, where his last position was General Manager of the Southwest Region. Mr. Wittig received a BA in education from Pfieffer College in 1982.

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

David W. Goodrich was appointed Director of NWS in May 2004. Currently he is President and CEO of the Central Indiana Corporate Partnership, Inc. He serves on the boards of several public companies and not-for-profit organizations. Prior to his current position, Mr. Goodrich worked for Colliers Turley Martin Tucker’s Indianapolis office from 1998 to 1999 as President and Executive Vice President. From 1986 to 1998, he served in F.C. Tucker Company, Inc.’s Commercial Real Estate Services Division as President, Executive Vice President and Treasurer after specializing in industrial and office brokerage as a sales manager and sales associate from 1979 to 1986. He is a member of the board of directors of One American Financial Partners, Citizens Gas and Coke Utility, Clarian Health Partners and Irwin Financial Corporation. Mr. Goodrich received an MBA in Finance and Real Estate from the University of Virginia in 1973 and a BBA in Finance from the University of Michigan in 1970.

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

The seven individuals who comprise NWS’ senior management team have an average of over 23 years of experience in the alcohol-based beverage industry and 14 years of experience with NWS.

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

Item 11. Executive Compensation

Compensation of Directors

Only outside directors of NWS receive annual compensation for serving as directors. Each outside director received $60,000 for the fiscal year ended March 31, 2005 for serving on the board.

Executive Compensation

The following table sets forth the compensation paid by NWS to James E. LaCrosse, Chief Executive Officer, and to each of the four most highly compensated executive officers of NWS for fiscal 2005, 2004 and 2003:

Summary Compensation Table

	Annual Compensation				All Other Compensation(1)
	Year	Salary	Bonus	Other Annual Compensation(3)
Name and Principal Position
James E. LaCrosse Chairman, President, Chief Financial Officer, and CEO	2005 2004 2003	$420,000 409,700 407,000	$20,300 -0- -0-	$5,007 9,035 6,465	$357,584 344,615 276,073	(2) (2) (2)

John J. Baker Chief Operating Officer and Secretary	2005 2004 2003	235,269 199,769 189,519	253,000 50,000 75,000	2,129 732 2,831	10,461 9,989 9,476

Gregory Mauloff Corporate Executive Vice-President of Sales & Marketing	2005 2004 2003	358,817 350,000 237,942	130,000 25,000 75,000	-0- -0- 1,371	11,379 11,202 31,356	(4) (4)

Joseph J. Fisch President/CEO, U.S. Beverage	2005 2004 2003	350,000 348,269 275,000	60,000 142,500 117,500	-0- -0- -0-	9,913 9,821 5,481

John Wittig President, NWS-Illinois LLC	2005 2004 2003	163,322 -0- -0-	200,000 -0- -0-	-0- -0- -0-	6,559 -0- -0-	(5)

(1)

Includes 2005 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $9,846; Mr. Baker, $10,461; Mr. Mauloff, $10,014; Mr. Fisch, $9,913. Includes 2004 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $10,000; Mr. Baker, $9,989; Mr. Mauloff, $11,202; Mr. Fisch, $9,821. Includes 2003 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $10,000; Mr. Baker, $9,476; Mr. Mauloff, $11,181; and Mr. Fisch, $5,481.

(2)

Includes $347,738, $334,615 and $266,073 for fiscal 2005, 2004 and 2003, respectively, of life insurance premiums paid by NWS on behalf of Mr. LaCrosse and for the benefit of the LaCrosse family trust for estate planning purposes. NWS expects the premiums paid on behalf of Mr. LaCrosse in the future will remain at their current annual rate. Upon the death of Mr. LaCrosse or termination of the life insurance policies, NWS is entitled to repayment out of the proceeds of the policies of all premiums paid on behalf of Mr. LaCrosse for the benefit of the LaCrosse family trust since the inception of the policy in 1994.

(3)	Represents personal use of a company supplied automobile.
(4)	Includes $1,365 of life insurance premiums paid by NWS on behalf of Mr. Mauloff for fiscal year 2005. Includes items valued at $20,175 received by Mr. Mauloff as sales incentive pay for fiscal 2003.
(5)	Includes $5,884 of taxable moving expenses and $675, the value of a taxable sales incentive, for Mr. Wittig.

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

Name and Address	Number of Shares	Percent
James E. LaCrosse
700 West Morris Street
Indianapolis, Indiana 46225	86,520	83%
Norma M. Johnston
700 West Morris Street
Indianapolis, Indiana 46225	18,000	17%
All executive officers and directors as a group
(2 persons)	104,520	100%

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

Item 13. Certain Relationships and Related Transactions

J. Smoke Wallin, a former Director of the Company, is the Chairman and Chief Executive Officer of eSkye Solutions, Inc. The Company received 1,500,000 shares of common stock in eSkye Solutions Inc. upon inception, representing founders stock. eSkye Solutions, Inc. subsequently issued a 4 to 1 split, thus 6,000,000 shares are currently held by NWS. The Company accounts for its investment in eSkye Solutions, Inc. using the equity method. In October, 1999, the Company invested $500,000 in convertible preferred stock of eSkye Solutions, Inc. The Company invested an additional $2,012,500 in convertible preferred stock in May 2000.

NWS leased facilities and certain office equipment to eSkye Solutions, Inc. under the terms of a three-year operating lease that expired September 2004. NWS did not charge or receive any rent from eSkye during the years ended March 31, 2005 and 2004, but received rent from eSkye Solutions, Inc. of $137,000 during the year ended March 31, 2003. The Company pays eSkye fees for computer services. NWS paid $35,000, $50,000 and $150,000 during the years ended March 31, 2005, 2004, and 2003, respectively.

From time to time, NWS-Indiana has loaned money to its principal shareholders, James E. LaCrosse and Norma M. Johnston, the primary purpose of which was to provide the necessary funds to finance start-up expenses and working capital needs of NWS-Illinois, an affiliated company owned prior to the 1998 reorganization by Mr. LaCrosse, Mrs. Johnston and Martin H. Bart. The indebtedness was retired in September 2002 funded by shareholder distributions. The proceeds of the loans were provided by Mr. LaCrosse and Mrs. Johnston to NWS-Illinois in the

form of loans or additional capital contributions. This indebtedness to Mr. LaCrosse and Mrs. Johnston of $4.3 million matures in December 2009, and is subordinated to both the senior notes and the credit facility, and bears interest at the prime rate, which was 5.75% at March 31, 2005.

During 1998 Mr. LaCrosse, Chairman of the Company, transferred substantially all of his non-voting stock to a family trust, as part of an estate-planning plan, in exchange for a note. As part of that transfer, the Company has distributed funds to Mr. LaCrosse, the family trust, and Mrs. Johnston during the prior fiscal years and were made within the terms and conditions contained in the Company’s indenture governing its senior notes (including the limitation on restricted payments) and the revolving credit facility. As of March 31, 2005 there was approximately $2.5 million owed to Mr. LaCrosse by the family trust related to the 1998 transfer and sale of the non-voting stock.

NWS-Indiana and NWS-Illinois have operated as S corporations under the Internal Revenue Code of 1986 (Code), and their respective subsidiaries have all operated as qualified subchapter S subsidiaries under the Code or other similarly taxed pass-through entities (the “S Corp. Businesses”). NWS has elected to be treated as an S corporation under the Code and has elected or will elect for each of its subsidiaries to be treated as qualified subchapter S subsidiaries. The S Corp. Businesses have not been subject to tax on their respective net taxable incomes, and the shareholders of the S Corp. Businesses have been directly subject to tax on their respective proportionate shares of such net taxable income. NWS-Indiana and NWS-Illinois have historically made cash distributions to Mr. LaCrosse, Mrs. Johnston and Mr. Bart in amounts equal to or greater than their respective tax obligations related to the S Corp. Businesses and certain stockholder obligations as described above. The aggregate amount of these distributions during 2005, 2004 and 2003 were $0.2 million, $6.0 million and $9.4 million, respectively. The terms of the senior notes and the credit facility permit NWS to make distributions to shareholders with respect to their tax liabilities and other purposes subject to certain conditions and limitations.

During 1998, NWS-Indiana entered into a five-year non-compete agreement with James Beck, a director of NWS and former President of NWS-Indiana, under which Mr. Beck was paid $0.3 million by the Company. NWS-Indiana obtained certain inventory and other property related to the wholesale cigar distribution business previously operated by Mr. Beck.

NWS pays “split-dollar” insurance premiums on seven insurance policies with a fair value of $15.5 million on the lives of Mr. LaCrosse and Mrs. Johnston. See Item 11-Executive Compensation. NWS is entitled to receive reimbursement for all premiums paid out of the proceeds of these policies upon the death of Mr. LaCrosse and Mrs. Johnston. Split dollar premiums paid by NWS were $328,000 for each of the annual periods ended March 31, 2005, 2004 and 2003. The LaCrosse Family Trust is the beneficiary of those policies.

Item 14. Principal Accountant Fees and Services

Audit Fees Aggregate fees billed by Deloitte & Touche in connection with the audit of the 2005 and 2004 financial statements and review of financial statements included in NWS’ Forms 10-Q for 2005 and 2004 totaled $0.5 million and $0.4 million, respectively.

Audit Related Fees The Company has paid no fees to Deloitte & Touche for audit related services.

Tax Fees and All Other Fees The Company paid no fees to the principal accountant for tax services or other services in fiscal 2005 and 2004.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report.

		Page(s) in this Report

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	34

	Consolidated balance sheets — March 31, 2005 & 2004	35

	Consolidated statements of operations — Years ended March 31, 2005, 2004 & 2003	36

	Consolidated statements of stockholders’ equity — Years ended March 31, 2005, 2004 & 2003	37

	Consolidated statements of cash flows — Years ended March 31, 2005, 2004 & 2003	38

	Notes to consolidated financial statements	39-58

2.	Financial Statement Schedules

	Schedule II - Valuation & Qualifying Accounts & Reserves	70

	Schedules other than those listed above are omitted as they are not required, or not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits

	See the Index to Exhibits on pages 73-75 of this Form 10-K, which is incorporated by reference herein.

NATIONAL WINE & SPIRITS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
Year ended March 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$1,081,000	$68,000	$—	$388,000	(1)	$761,000
Vendor allowance for doubtful accounts	125,000	125,000	—	—		250,000
Notes receivable reserve	221,000	—	—	221,000	(2)	—

Total	$1,427,000	$193,000	$—	$609,000		$1,011,000

Year ended March 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$1,274,000	$326,000	$—	$519,000	(1)	$1,081,000
Vendor allowance for doubtful accounts	297,000	—	—	172,000	(2)	125,000
Notes receivable reserve	—	221,000	—	—		221,000

Total	$1,571,000	$547,000	$—	$691,000		$1,427,000

Year ended March 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$1,291,000	$329,000	$—	$346,000	(1)	$1,274,000
Vendor allowance for doubtful accounts	—	297,000	—	—		297,000
Notes receivable reserve	—	—	—	—		—

Total	$1,291,000	$626,000	$—	$346,000		$1,571,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Collected funds

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2005.

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse, Chairman, President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

/s/ James E. LaCrosse	Date: June 8, 2005
James E. LaCrosse	Chairman, President, Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer

/s/ John J. Baker	Date: June 8, 2005
John J. Baker	Chief Operating Officer, Secretary and Director

/s/ James R. Beck	Date: June 8, 2005
James R. Beck	Director

/s/ Mitchell T. Stoltz	Date: June 8, 2005
Mitchell T. Stoltz	Director

/s/ William Cockrum	Date: June 8, 2005
William Cockrum	Director

/s/ Norma M. Johnston	Date: June 8, 2005
Norma M. Johnston	Director

/s/ Vaughn D. Bryson	Date: June 8, 2005
Vaughn D. Bryson	Director

/s/ Catherine M. LaCrosse	Date: June 8, 2005
Catherine M. LaCrosse	Director

/s/ Stephen E. LaCrosse	Date: June 8, 2005
Stephen E. LaCrosse	Director

/s/ David W. Goodrich	Date: June 8, 2005
David W. Goodrich	Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of National Wine & Spirits, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s annual report Form 10K for the year ended March 31, 2000.)

3.2	Amended and Restated Bylaws of National Wine & Spirits, Inc. (Incorporated by reference to exhibit 3.2 to the Company’s annual report Form 10K for the year ended March 31, 2000.)

3.3	Articles of Incorporation of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.3 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.4	Bylaws of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.4 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.5	Articles of Incorporation of NWS, Inc. (incorporated by reference Exhibit 3.5 to the Company’s Registration Statement no. 333- 74589 on Form S-4, filed May 13, 1999).

3.6	Bylaws of NWS, Inc. (incorporated by reference Exhibit 3.6 to the Company’s Registration Statement no. 333-74589 on Form S- 4, filed May 13, 1999).

3.7	Articles of Incorporation of NWS Michigan, Inc. (incorporated by reference Exhibit 3.7 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.8	Bylaws of NWS Michigan, Inc. (incorporated by reference Exhibit 3.8 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.9	Articles of Organization of NWS-Illinois, LLC (incorporated by reference Exhibit 3.9 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.10	Operating Agreement of NWS-Illinois, LLC (incorporated by reference Exhibit 3.10 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

Exhibit No.	Description
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

10.4

Amendment No. 2 to the Credit Agreement dated March 31, 2004, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed June 28, 2004).

12	Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed June 28, 2004).

21	List of subsidiaries (incorporated by reference Exhibit 21 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Forward – Looking Statements

99.2	Letter to SEC regarding representations of Arthur Andersen LLP (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed May 24, 2002).