Form 10-Q
period 2005-07-01
NATIONAL WINE & SPIRITS INC
filed 2005-08-12
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2005.

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of August 11, 2005 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended July 1, 2005

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	July 1, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,874	$2,957
Accounts receivable:
Trade, less allowance for doubtful accounts of $795 and $761	40,249	28,558
Vendor, less allowance for doubtful accounts of $207 and $250	4,711	3,754
Inventory	85,723	80,568
Prepaid expenses and other current assets	5,250	4,997

Total current assets	137,807	120,834

Property and equipment, net	26,848	27,691
Other assets:
Cash surrender value of life insurance	4,951	4,892
Investment in Commonwealth Wine & Spirits, LLC	5,433	5,284
Intangible assets, net of amortization	31,236	32,681
Goodwill	1,246	1,246
Deferred pension costs	569	569
Deposits and other	593	592

Total other assets	44,028	45,264

Total assets	$208,683	$193,789

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$52,962	$39,851
Outstanding checks in excess of bank balance	935	—
Accrued payroll and payroll taxes	5,964	8,837
Excise taxes payable	4,578	4,286
Current portion of distribution rights obligations	5,136	5,136
Other accrued expenses	12,448	10,086

Total current liabilities	82,023	68,196

Deferred pension liability	3,073	3,073
Distribution rights obligations	20,665	21,625
Long-term debt	84,407	83,157

Total liabilities	190,168	176,051

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53	53
Additional paid-in capital	25,009	25,009
Accumulated deficit	(4,045)	(4,822)
Accumulated other comprehensive loss-unrealized net pension loss	(2,503)	(2,503)

Total stockholders’ equity	18,515	17,738

Total liabilities and stockholders’ equity	$208,683	$193,789

See accompanying notes

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended
	July 1, 2005	July 2, 2004
Net product sales	$158,921	$137,387
Distribution fees	7,196	7,274

Total revenue	166,117	144,661
Cost of products sold	129,517	111,456

Gross profit	36,600	33,205

Selling, general and administrative expenses:
Warehouse and delivery	9,876	9,420
Selling	14,424	13,818
Administrative	11,540	11,024
Management Fees	(3,538)	(3,731)

	32,302	30,531

Income from operations	4,298	2,674
Interest expense:
Related parties	(65)	(44)
Third parties	(2,358)	(2,360)

	(2,423)	(2,404)
Other income (expense):
Interest income	—	1
Rental and other income	209	15
Equity in income (losses) of Commonwealth Wine & Spirits, LLC	254	(187)

Total other income (expense)	463	(171)

Net income	$2,338	$99

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended
	July 1, 2005	July 2, 2004
Operating Activities:
Net income	$2,338	$99
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation of property and equipment	939	1,352
Amortization of intangible assets	1,848	1,638
Equity in losses (earnings) of Commonwealth Wine & Spirits, LLC	(254)	187
Provision for bad debt expense	(27)	12
(Gain) loss on sales of assets	30	(41)
Increase in cash surrender value of life insurance	(59)	(1)
Distributions from Commonwealth Wine & Spirits, LLC	105	131
Changes in operating assets and liabilities
Accounts receivable	(12,621)	(11,200)
Inventories	(5,155)	1,624
Prepaid expenses and other current assets	(253)	(703)
Deposits and other	(1)	—
Accounts payable	13,111	312
Accrued expenses and taxes	(219)	2,008

Net cash and cash equivalents used in operating activities	(218)	(4,582)

Investing activities:
Purchases of property and equipment	(133)	(293)
Purchases of intangible assets	(403)	(69)
Proceeds from sale of property and equipment	7	50
Proceeds from sale of intangible assets	—	100

Net cash and cash equivalents used in investing activities	(529)	(212)

Financing activities:
Cash provided by outstanding checks in excess of bank balance	935	4,685
Proceeds from line of credit borrowings	56,750	49,000
Principal payments on line of credit borrowings	(55,500)	(46,500)
Payments of distribution rights obligations	(960)	(1,120)
Distributions to stockholders	(1,561)	—

Net cash and cash equivalents provided by (used in) financing activities	(336)	6,065

Net increase (decrease) in cash and cash equivalents	(1,083)	1,271
Cash and cash equivalents, beginning of year	2,957	1,466

Cash and cash equivalents, end of year	$1,874	$2,737

See accompanying notes.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (“NWS” or the “Company”), an S-Corporation, is a holding company, which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (“NWSC”) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (“NWS-LLC”) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (“NWSM”) and National Wine & Spirits, LLC (“NWSM-LLC”) are distributors of liquor and non-alcoholic products throughout Michigan. NWSM distributes products as an Authorized Distribution Agent (“ADA”) for the State of Michigan and derives revenue from distribution fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 7. Based in Connecticut, United States Beverage, L.L.C. (“USB”) distributes and markets import and craft beer along with malt based products throughout the United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 1, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The condensed consolidated financial statements (unaudited), and notes thereto, should be read in conjunction with the audited consolidated financial statements disclosed in NWS’ annual report on Form 10-K for the year ended March 31, 2005.

There were no amounts included in comprehensive income for the three-month periods ended July 1, 2005 and July 2, 2004 other than net income.

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

Fiscal Year

The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period. The results for the three month period ended July 1, 2005 include thirteen weeks and one day. The results for the three month period ended July 2, 2004 include thirteen weeks and two days.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective June 15, 2005. The Company has determined SFAS No. 151 will not have a material effect on its financial position, results of operations and cash flows.

Reclassifications

Certain amounts from prior year’s condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. Distributions from Commonwealth Wine & Spirits, LLC of $105,000 and $131,000 for the three month periods ended July 1, 2005 and July 2, 2004, respectively, have been reclassified to operating activities from investing activities.

2. Inventory

Inventory is comprised of the following:

	July 1, 2005	March 31, 2005
	(in thousands)
Inventory at FIFO	$97,600	$92,228
Less: LIFO reserve	(11,877)	(11,660)

	$85,723	$80,568

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Supplemental Cash Flow Information

Cash paid for interest during the three-month periods ended July 1, 2005 and July 2, 2004 was $502,000 and $433,000, respectively.

4. Debt

Long-term debt is comprised of the following:

	July 1, 2005	March 31, 2005
	(in thousands)
Senior notes payable (A)	$77,079	$77,079
Bank revolving line of credit (B)	3,000	1,750
Notes payable to stockholders	4,328	4,328

	84,407	83,157
Less: current maturities	—	—

	$84,407	$83,157

(A)	On January 25, 1999, the Company issued $110.0 million of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several.
The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restrict corporate activities. At July 1, 2005, the Company was in compliance with the required indenture provisions.
The Company may redeem some or all of the senior notes at stated redemption prices plus accrued interest and liquidated damages.
(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana that provides a revolving line of credit for borrowings of up to $40.0 million, including standby or commercial letters of credit of up to $5.0 million, through April 1, 2008. Lines of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by NWS’ subsidiaries. Interest is payable

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. As of July 1, 2005, total advances on the revolving line of credit were $3.0 million that bore interest at 6.0% based upon prime rate pricing. Commercial letters of credit of $4.0 million were issued for the self-insured portion of NWS’ casualty insurance policies. Availability under the Company’s revolving line of credit facility at July 1, 2005 was $33.0 million.

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios. The Company was in compliance with these debt covenants at July 1, 2005.

5. Intangible Assets

Intangible assets consist of the following:

		July 1, 2005		March 31, 2005
		(in thousands)
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets Subject to Amortization
Distribution rights	7	$41,263	$12,113	$40,859	$10,486
Loan acquisition costs	10	4,030	2,509	4,065	2,427

Total		$45,293	$14,622	$44,924	$12,913

		Carrying Amount		Carrying Amount
Intangible Assets Not Subject to Amortization
Distribution rights		$565		$670

As a result of the declining demand and lower than expected sales performance for a product line in the Company’s product sales segment, management performed an impairment analysis of the related distribution rights that are not subject to amortization. Management determined that the related distribution rights were impaired and recorded a charge of $105,000 to amortization expense during the three month period ended July 1, 2005 to adjust the intangible asset to fair value. Fair value was calculated based on the discounted future cash flows of the product line’s expected contribution margin.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

6. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after five years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. Components of Net Periodic Benefit Cost for the three months ended July 1, 2005 and July 2, 2004 are as follows:

	Pension Benefits Three Months Ended
	July 1, 2005	July 2, 2004
	(in thousands)
Service cost-benefits earned during the year	$120	$122
Interest cost on projected benefit obligation	107	107
Expected return on plan assets	(96)	(96)
Prior service cost and other amortization (net)	44	44

Net amount charged to income	$175	$177

During the three months ended July 1, 2005, $200,000 has been contributed to the company sponsored defined benefit pension plan. The Company presently anticipates contributing an additional $860,000 to fund the plan during the fiscal year for a total of $1,060,000.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

7. Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations. The Company evaluates performance and allocates resources based on these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements for the year ended March 31, 2005.

	Three Months Ended
	July 1, 2005	July 2, 2004
	(in thousands)
Revenue from external customers
Product sales	$158,921	$137,387
All other	7,196	7,274
Segment income from operations
Product sales	3,888	2,451
All other	410	223
Segment assets
Product sales	200,104	187,082
All other	8,579	8,501

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

As part of the agreement, NWS-LLC recorded approximately $3,538,000 and $3,731,000 as a reduction of operating expenses during the three months ended July 1, 2005 and July 2, 2004, respectively.

10. Subsequent Event

The Company executed a definitive purchase agreement on July 28, 2005 to acquire certain operating assets of a wine wholesale business. The acquisition was completed on August 1, 2005. Assets acquired were inventory and accounts receivable of approximately $3.5 million and equipment of approximately $2.0 million, all of which will be incorporated into the Company’s operations.

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

Overview

National Wine & Spirits, Inc. (the “Company”) is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company’s current operations are in Illinois, Indiana, Michigan, Kentucky, and from United States Beverage, L.L.C. (USB), the Company’s national import, craft and specialty beer marketing and distribution business. The Company’s reported revenues include net product sales in Illinois, Indiana, Michigan, and from USB, with distribution and brokerage fees from the Michigan distribution operation.

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

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the three months ended July 1, 2005 and July 2, 2004:

	Three Months Ended
	July 1, 2005	July 2, 2004
	(in thousands)
Net Income	$2,338	$99
Interest expense	2,423	2,404
Depreciation	939	1,352
Amortization	1,848	1,638

EBITDA	$7,548	$5,493

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s net income and EBITDA showed increases from the prior year’s quarter primarily due to increased spirits case volume in the product sales segment. Product sales revenue increased $21.5 million during the quarter ended July 1, 2005, compared to the prior year’s comparable quarter, of which $19.9 million was due to increased spirit sales. The increase in the Company’s gross margin of $3.4 million during the current year’s quarter as compared to the prior year’s quarter more than offset operating expense increases of $1.8 million.

Net income was $2.3 million for the three months ended July 1, 2005 as compared to $0.1 million during the same quarter last year. EBITDA of $7.5 million for the quarter ended July 1, 2005 was $2.1 million above the prior year’s comparable quarter. The Company’s long term debt increased $1.3 million from March 31, 2005 due to advances on its revolving credit facility but was $4.5 million below July 2, 2004 levels. Availability under the Company’s $40.0 million revolving credit facility at July 1, 2005 was $33.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company executed a definitive purchase agreement on July 28, 2005 to acquire certain operating assets of Johnson Brothers’ wine wholesale business in Illinois. Assets acquired were inventory and accounts receivable of approximately $3.5 million and equipment of approximately $2.0, all of which will be incorporated into the Company’s operations. As a result of the acquisition, which closed on August 1, 2005, the Company added the E & J Gallo Winery and Kendall Jackson brands to the Company’s operations in Illinois.

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months ended July 1, 2005 and July 2, 2004:

	Three Months Ended		Percent Change
	July 1, 2005	July 2, 2004
	(Cases in thousands)
Wine (product sales operations)	575	543	5.9%
Spirits (product sales operations)	698	572	22.0%
Spirits (distribution fee operations)	752	761	(1.2)%

Total wine and spirits	2,025	1,876	7.9%

Other (including USB sales)	2,644	2,868	(7.8)%

Total	4,669	4,744	(1.6)%

The Company has reclassified 55,000 cases of Wine products to Other case sales for the three months ended July 2, 2004. The affected items are reported as Other case sales during the current fiscal year and the reclassification is necessary to properly compare case volumes by category. USB’s results are included in the other category for the current and prior years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended July 1, 2005 Compared With Three Months Ended July 2, 2004

Revenue

The Company’s product sales revenue for the quarter increased by $21.5 million primarily due to increased spirits revenue of approximately $19.9 million for the quarter ended July 1, 2005 as compared to the prior year’s comparable quarter. The increase in spirits revenue was primarily the result of representing the Brown Forman brands in Illinois and growth of existing brands in the Company’s Indiana operation. Distribution fee revenue declined by $0.1 million and consistent with the 1.2% decline in case sales for the quarter ended July 1, 2005 compared to the previous year’s comparable quarter. The current distribution fee of $7.78 per case has been in effect since February 1, 2004.

Gross Profit

Gross profit increased $3.4 million to $36.6 million due to increased product sales revenue, primarily from additional brand representation in certain of the Company’s markets. Gross profit percentage on product sales of 18.5% was lower than the prior year’s comparable quarter of 18.9% primarily due to increased price discounts in promotion of certain brands. Distribution fees declined $0.1 million on a 1.2% decline in case sales for the quarter ended July 1, 2005 as compared to the prior year’s comparable quarter.

Operating Expenses

Total operating expenses for the quarter ended July 1, 2005 increased $1.8 million as compared to the prior year’s comparable quarter, primarily due to increased personnel and operational costs related to the additional brands represented in the Company’s product sales segment. Operating expenses for the product sales segment increased approximately $2.1 million for the quarter ended July 1, 2005 as compared to the prior year’s comparable quarter. Operating expenses in the Company’s fee operations decreased by $0.3 million primarily due to reduced depreciation and sales costs.

Warehouse and delivery expenses increased by $0.5 million during the quarter ended July 1, 2005 as compared to the prior year’s quarter. The increase in warehouse and delivery expenses, as compared to the prior year’s quarter, was primarily due to the Company’s product sales operations and resulted from increased labor expense of approximately $0.5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling expenses increased $0.6 million for the quarter ended July 1, 2005, primarily due to the product sales segment which increased wages and commissions by approximately $0.9 million and reduced brand promotion costs of approximately $0.3 million compared to the prior year’s quarter.

Administrative expenses increased by $0.5 million for the quarter ended July 1, 2005 as compared to the prior year’s comparable quarter. The increase resulted primarily from greater health care costs of $0.5 million, increased wages and taxes of $0.3 million and decreased casualty insurance costs of $0.3 million.

Management fees from Glazer, as part of the management services agreement, were $3.5 million for the three months ended July 1, 2005, as compared to $3.7 million for the prior year’s comparable quarter. These decreased fees from the prior year’s comparable quarter were due to the operating results of the Company’s Illinois division.

Income From Operations

The Company’s operating income increased by $1.6 million for the quarter ended July 1, 2005 versus the prior year’s comparable quarter. The Company’s increased gross profit of $3.4 million offset the increased operating expenses of $1.8 million, which resulted in the increase in operating income as compared to the prior year’s comparable quarter. Operating income for the product sales segment increased $1.4 million for the three months ended July 1, 2005, as compared to the prior year’s comparable quarter.

Interest Expense

Interest expense remained stable at $2.4 million during the quarter ended July 1, 2005 as compared to the prior year’s comparable quarter, the result of reduced balances on the Company’s revolving credit facility which offset increases in the prime and LIBOR interest rates that are the basis for the facility’s interest rate.

Other Income or Expense

Other income of $0.5 million for the three months ended July 1, 2005 increased by $0.6 million and was primarily due to the Company’s share of income from Commonwealth Wine & Spirits, LLC of $0.3 million which was $0.4 million greater than the prior year’s comparable quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income or Loss

Net income was $2.3 million for the three months ended July 1, 2005 and increased by $2.2 million from the prior year’s comparable quarter. Improvement in the net income, as compared to the prior year’s quarter, primarily resulted from increased net income of the product sales segment of $2.0 million.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended July 1, 2005 was $7.5 million as compared to $5.5 million for the prior year’s comparable quarter. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and it’s USB operation. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

At July 1, 2005 the Company had $3.0 million of outstanding advances on its $40.0 million revolving line of credit facility and also had $4.0 million in letters of credit outstanding, resulting in availability of $33.0 million. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. The Company’s prime based revolver rate of interest on July 1, 2005 was 6.00%. The $3.0 million of advances outstanding at July 1, 2005 were based upon prime rate pricing. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by the Company’s subsidiaries. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at July 1, 2005. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash used by operating activities was $0.2 million for the three months ended July 1, 2005, as compared to cash used of $4.6 million during the prior year’s comparable quarter. This comparative increase in operating cash flow was primarily the result of decreased working capital funding of $2.8 million and greater net income of $2.2 million as compared to the prior year’s comparable quarter.

Cash used by working capital for the three months ended July 1, 2005 was $5.1 million, primarily due to the funding of accounts receivable of $12.6 million, inventories of $5.2 million, and offset by the increase in accounts payable of $13.1 million. Cash provided by net income and adjustments for depreciation and amortization were $5.1 million for the three months ended July 1, 2005, as compared to $3.1 million for the prior year’s comparable quarter.

Net cash used by investing activities was $0.5 million for the three months ended July 1, 2005, compared to cash used of $0.2 million for the prior year’s comparable quarter. Purchases of distribution rights in the product sales segment of $0.4 million was the primary reason for the $0.3 million of increased cash expenditures as compared to the prior year’s comparable period. The Company’s purchases of property and equipment were approximately $0.2 million less than the prior year’s comparable three month period.

Net cash used by financing activities was $0.3 million for the three months ended July 1, 2005, versus $6.1 million provided during the prior year’s comparable period. Net advances under the Company’s revolving line of credit were $1.3 million less during the current fiscal year compared to the prior year’s period and there were $3.8 million less in outstanding checks at July 1, 2005 as compared to July 2, 2004. Distributions to stockholders during the three months ended July 1, 2005 were $1.6 million, while there were no distributions to stockholders during the three months ended July 2, 2004. The $1.6 million of stockholder distributions were used to fund shareholder income tax estimates. Stockholder distributions other than for tax liabilities are limited by the revolving credit facility and indenture.

The Company’s total assets of $208.7 million at July 1, 2005 increased by $14.9 million from March 31, 2005. The increase in assets was primarily due to greater trade accounts receivable of $11.7 million and increased inventories of $5.2 million. The Company typically experiences increased accounts receivable and inventory levels during the first fiscal quarter due to seasonal sales volume compared to the fourth fiscal quarter. Total debt of $84.4 million at July 1, 2005 was $1.3 million higher than at March 31, 2005, but $4.5 million lower than at July 2, 2004. Equity increased to $18.5 million at July 1, 2005 from $17.7 million at March 31, 2005. The $0.8 million increase was due to net income of $2.3 million offset by stockholder distributions of $1.6 million.

The Company expects to maintain adequate cash balances, collateral, and revolving credit facility availability to satisfy the Company’s anticipated working capital and debt service requirements during fiscal 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Aggregate Contractual Commitments

The following table sets forth NWS’ contractual obligations for the periods set forth as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$83,157,000	—	—	$83,157,000	—
Operating lease obligations	11,081,000	3,980,000	5,121,000	1,443,000	537,000
Distribution rights obligations(4)	28,610,000	4,729,000	11,754,000	10,802,000	1,325,000
Purchase obligations	58,093,000	58,093,000	—	—	—
Defined benefit plan funding(2)	1,060,000	1,060,000	—	—	—
Brand promotion(3)	$7,700,000	3,083,000	2,325,000	2,200,000	92,000

(1)	The interest component related to long-term debt obligations are not included in the table due to the variable nature of certain debt instruments the Company holds.
(2)	The amounts for funding of the defined benefit plan include only those amounts due within fiscal 2006, as future amounts are not estimable at this time.
(3)	Brand promotion obligations are based on contractual commitments with certain suppliers to provide marketing support for the supplier’s brands.
(4)	Distribution rights obligations are based on contractual commitments with certain suppliers prior to adjustments for present value calculations and exclude portions committed under Brand Promotion.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Defined Benefit Pension Plan. The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. The Company’s expected long-term rate of return on plan assets is 7.5%. The assumed long-term rate of return on assets reflects the weighted average rate of earnings expected on the classes of funds invested, or to be invested to provide for the plan benefits. An analysis of the composition of the plan’s investments and investment policy compared against the investment’s expected returns results in the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) can affect future pension income (cost). Over the long term, the Company’s pension plan assets have earned an average return of 9.5%. However, the plan assets have lost an average of 2.9% per year during the last four years. The investment return on plan assets has been positive for the previous two years, but should the negative trend continue, the Company will again be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

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

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in fiscal 2005 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.1 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the three months ended July 1, 2005 the Company recognized consolidated pretax pension cost of $0.2 million which equaled the $0.2 million cost during the prior year’s comparable quarter. The Company currently expects that the consolidated pension cost for fiscal 2006 will not be materially different from the fiscal 2005 amount of $0.7 million. The Company’s required minimum amount of fiscal 2006 contributions are approximately $1.1 million. However, the Company may elect to increase the minimum level of contributions in fiscal 2006 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at July 1, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$77,079,000
Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$3,000,000	$4,328,000	$—	$7,328,000	$7,328,000
Avg. Rate	—	—	—	6.0%	6.0%	—	6.0%

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

Item 4. Controls and Procedures

As of July 1, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended July 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

(a)	Exhibits

(31)	Section 302 Certification
(99)	Exhibit 99 – Forward-Looking Statements

(b) Reports on Form 8-K	Item.

Form 8-K dated June 16, 2005	2.02

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated as of August 11, 2005

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer