Form 10-Q
period 2005-09-30
NATIONAL WINE & SPIRITS INC
filed 2005-11-10
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of November 9, 2005 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended September 30, 2005

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) September 30, 2005 and March 31, 2005	3

	Condensed Consolidated Statements of Operations (unaudited) Three Months Ended September 30, 2005 and October 1, 2004; Six Months Ended September 30, 2005 and October 1, 2004	4

	Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended September 30, 2005 and October 1, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

	Signatures	32

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	September 30, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,757	$2,957
Accounts receivable:
Trade, less allowance for doubtful accounts of $776 and $761	39,297	28,558
Vendor, less allowance for doubtful accounts of $232 and $250	5,292	3,754
Inventory	103,845	80,568
Prepaid expenses and other current assets	6,560	4,997

Total current assets	157,751	120,834

Property and equipment, net	28,299	27,691
Other assets:
Cash surrender value of life insurance	4,945	4,892
Investment in Commonwealth Wine & Spirits, LLC	5,318	5,284
Intangible assets, net of amortization	29,460	32,681
Goodwill	1,246	1,246
Deferred pension costs	569	569
Deposits and other	15,515	592

Total other assets	57,053	45,264

Total assets	$243,103	$193,789

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$53,305	$39,851
Outstanding checks in excess of bank balance	4,153	—
Accrued payroll and payroll taxes	7,199	8,837
Excise taxes payable	5,716	4,286
Current portion of distribution rights obligations	5,181	5,136
Other accrued expenses	10,127	10,086

Total current liabilities	85,681	68,196

Deferred pension liability	3,073	3,073
Distribution rights obligations	19,719	21,625
Long-term debt	119,907	83,157

Total liabilities	228,380	176,051

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53	53
Additional paid-in capital	25,009	25,009
Accumulated deficit	(7,837)	(4,822)
Accumulated other comprehensive loss-unrealized net pension loss	(2,503)	(2,503)

Total stockholders’ equity	14,723	17,738

Total liabilities and stockholders’ equity	$243,103	$193,789

See accompanying notes

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net product sales	$159,040	$123,168	$317,961	$260,555
Distribution fees	7,754	7,479	14,950	14,753

Total revenue	166,794	130,647	332,911	275,308

Cost of products sold	129,042	98,947	258,559	210,403

Gross profit	37,752	31,700	74,352	64,905
Selling, general and administrative expenses:
Warehouse and delivery	10,795	9,442	20,671	18,862
Selling	15,555	11,876	29,979	25,694
Administrative	12,709	11,195	24,249	22,219
Management Fees	(4,960)	(4,525)	(8,498)	(8,256)

	34,099	27,988	66,401	58,519

Income from operations	3,653	3,712	7,951	6,386
Interest expense:
Related parties	(100)	(47)	(165)	(91)
Third parties	(2,536)	(2,312)	(4,894)	(4,672)
Gain from repurchase of long term debt	—	108	—	108

	(2,636)	(2,251)	(5,059)	(4,655)

Other income (expense):
Interest income	—	2	—	3
Arbitration award	—	2,263	—	2,263
Rental and other income	(356)	(15)	(147)	—
Equity in income of Commonwealth Wine & Spirits, LLC	164	215	418	28

Total other income (expense)	(192)	2,465	271	2,294

Net income	$825	$3,926	$3,163	$4,025

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	September 30, 2005	October 1, 2004
Operating Activities:
Net income	$3,163	$4,025
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	1,879	2,715
Amortization of intangible assets	3,719	3,194
Equity in earnings of Commonwealth Wine & Spirits, LLC	(418)	(28)
Provision for bad debt expense	6	171
Gain on repurchase of long term debt	—	(108)
Loss (gain) on sales of assets	38	(1)
Increase in cash surrender value of life insurance	(53)	(10)
Distributions from Commonwealth Wine & Spirits, LLC	384	337
Changes in operating assets and liabilities
Accounts receivable	(12,283)	(1,905)
Inventories	(23,277)	(5,105)
Prepaid expenses and other current assets	(1,563)	(2,820)
Deposits and other	2	3
Accounts payable	13,454	121
Accrued expenses and taxes	(168)	463

Net cash and cash equivalents (used in) provided by operating activities	(15,117)	1,052

Investing activities:
Purchases of property and equipment	(2,554)	(760)
Purchases of intangible assets	(498)	(69)
Proceeds from sale of property and equipment	28	88
Deposits on acquisitions	(14,923)	—
Proceeds from sale of intangible assets	—	100

Net cash and cash equivalents used in investing activities	(17,947)	(641)

Financing activities:
Cash provided by outstanding checks in excess of bank balance	4,153	3,083
Proceeds from line of credit borrowings	126,750	93,500
Principal payments on line of credit borrowings	(92,500)	(91,500)
Proceeds of borrowings from shareholder	2,500	—
Purchases of senior notes	—	(1,842)
Payments of distribution rights obligations	(1,861)	(1,903)
Distributions to stockholders	(6,178)	(160)

Net cash and cash equivalents provided by financing activities	32,864	1,178

Net (decrease) increase in cash and cash equivalents	(200)	1,589
Cash and cash equivalents, beginning of year	2,957	1,466

Cash and cash equivalents, end of year	$2,757	$3,055

See accompanying notes.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (“NWS” or the “Company”), an S-Corporation, is a holding company, which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (“NWSC”) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (“NWS-LLC”) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (“NWSM”) and National Wine & Spirits, LLC (“NWSM-LLC”) are distributors of liquor and non-alcoholic products throughout Michigan. NWSM distributes products as an Authorized Distribution Agent (“ADA”) for the State of Michigan and derives revenue from distribution and brokerage fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 7. Based in Connecticut, United States Beverage, L.L.C. (“USB”) distributes and markets import and craft beer along with malt based products throughout the United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The condensed consolidated financial statements (unaudited), and notes thereto, should be read in conjunction with the audited consolidated financial statements disclosed in NWS’ annual report on Form 10-K for the year ended March 31, 2005.

There were no amounts included in comprehensive income for the three-month and six month periods ended September 30, 2005 and October 1, 2004 other than net income.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Revenue Recognition

Customer orders are shipped and delivered by the Company’s fleet of delivery vehicles on the invoice date. All revenue is recognized on the date of shipment, which is also the invoice date and the delivery date. Title passes upon delivery to the Company’s customers and the Company retains the risk of loss until delivery has occurred.

Statement of Operations Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold. Cost of products sold includes direct product costs, inbound freight, state and federal excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s LIFO reserve. The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales.

The Company classifies the following expense categories separately on its statement of operations: selling; administrative; and warehouse and delivery. The Company’s selling expenses primarily include sales commissions, wages, travel, entertainment, and product promotional costs. Administrative expenses of the Company primarily include officers’ wages, office salaries, legal costs, health and welfare expenses, payroll taxes, and general office expenses. The Company’s costs to operate its warehousing and distribution network, including costs for purchasing, receiving, storing, internal product transfers, order fulfillment, and delivery are included in the warehouse and delivery expense category.

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

Fiscal Year

The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period. The results for the three month and six month periods ended September 30, 2005 include thirteen weeks and twenty-six weeks and one day, respectively. The results for the three month and six month periods ended October 1, 2004 include thirteen weeks and twenty-six weeks and two days, respectively.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement was effective for periods beginning after June 15, 2005. The Company has determined SFAS No. 151 did not have a material effect on its financial position, results of operations and cash flows.

Reclassifications

Certain amounts from the prior year’s condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. Distributions from Commonwealth Wine & Spirits, LLC of $384,000 and $337,000 for the six month periods ended September 30, 2005 and October 1, 2004, respectively, have been reclassified to operating activities from investing activities.

2. Inventory

Inventory is comprised of the following:

	September 30, 2005	March 31, 2005
	(in thousands)
Inventory at FIFO	$116,053	$92,228
Less: LIFO reserve	(12,208)	(11,660)

	$103,845	$80,568

3. Supplemental Cash Flow Information

Cash paid for interest during the six-month periods ended September 30, 2005 and October 1, 2004 was $4,945,000 and $4,786,000, respectively.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Debt

Long-term debt is comprised of the following:

	September 30, 2005	March 31, 2005
	(in thousands)
Senior notes payable (A)	$77,079	$77,079
Bank revolving line of credit (B)	36,000	1,750
Notes payable to stockholders (C)	6,828	4,328

	119,907	83,157
Less: current maturities	—	—

	$119,907	$83,157

The Company’s revolving credit agreement and indenture limit the Company’s ability to declare certain shareholder distributions. Distributions to shareholders are generally permitted for quarterly income tax estimates, but distributions for other purposes are subject to other terms and conditions, including the level of consolidated net income. There are no restrictions on the Company’s subsidiaries’ ability to transfer cash or other assets to the Company.

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

The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restricts corporate activities. If the Company fails to meet its covenants under the indenture, the Company could be in default under the indenture and the revolving credit agreement which could, in turn, result in acceleration of the indebtedness under each agreement. At September 30, 2005, the Company was in compliance with the required indenture provisions.

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

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios. The Company was in compliance with these debt covenants at September 30, 2005.

On and effective September 28, 2005, NWS amended the revolving credit agreement to extend the line of credit for borrowings up to $47.0 million, including standby or commercial letters of credit to fund working capital.

On October 25, 2005, and effective as of September 30, 2005, NWS amended the credit agreement to extend the line of credit for borrowings up to $60.0 million, including standby or commercial letters of credit. As of September 30, 2005, total advances on the revolving line of credit were $36.0 million, of which $18.0 million bore interest at 6.75% based upon prime rate pricing, and $18.0 million bore interest at 5.49% based upon LIBOR pricing. Commercial letters of credit of $4.0 million were issued for the self-insured portion of NWS’ casualty insurance policies. After giving effect to the amendments, availability under the Company’s revolving line of credit facility at September 30, 2005 was $20.0 million.

(C)	On July 19, 2005 two shareholders of the Company loaned a total of $2.5 million to the Company on an unsecured basis. The notes are subordinated to both the Company’s senior notes and revolving credit facility. Interest on the notes is variable and equal to the prime rate of interest that is announced by LaSalle Bank National Association, 6.75% at September 30, 2005. Payment of interest by the Company to the shareholders is subject to the terms of the indenture and revolving credit facility.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

5. Intangible Assets

Intangible assets consist of the following:

		September 30, 2005		March 31, 2005
		(in thousands)
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$41,368	$13,866	$40,859	$10,486
Loan acquisition costs	10	4,030	2,626	4,065	2,427

Total		$45,398	$16,492	$44,924	$12,913

Intangible Assets Not Subject to Amortization		Carrying Amount		Carrying Amount
Distribution rights		$554		$670

The Company evaluates and performs impairment analyses of its distribution rights annually or when other evidence of impairment is present. As a result of the declining demand and lower than expected sales performance for the Hooper’s Hooch brand in the Company’s product sales segment, management performed an impairment analysis of the related distribution rights that are not subject to amortization. Management determined that the related distribution rights were impaired and recorded a charge of $105,000 to amortization expense during the six month period ended September 30, 2005 to adjust the intangible asset to fair value. Fair value was calculated based on the discounted future cash flows of the brand’s expected contribution margin.

6. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after five years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. Components of Net Periodic Benefit Cost for the three months ended September 30, 2005 and October 1, 2004, and the six months ended September 30, 2005 and October 1, 2004, are as follows:

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

	Pension Benefits
	Three Months Ended		Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
	(in thousands)		(in thousands)
Service cost-benefits earned during the year	$120	$131	$240	$253

Interest cost on projected benefit obligation	107	107	214	214
Expected return on plan assets	(96)	(96)	(192)	(192)
Prior service cost and other amortization (net)	44	44	88	88

Net amount charged to income	$175	$186	$350	$363

During the six months ended September 30, 2005, $600,000 has been contributed to the Company sponsored defined benefit pension plan. The Company presently anticipates contributing an additional $460,000 to fund the plan during the fiscal year for a total of $1,060,000.

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

	Three Months Ended		Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
	(in thousands)		(in thousands)
Revenue from external customers
Product sales	$159,040	$123,168	$317,961	$260,555
All other	7,754	7,479	14,950	14,753
Segment income from operations
Product sales	2,773	2,907	6,661	5,358
All other	880	805	1,290	1,028
Segment assets
Product sales	220,794	184,139	220,794	184,139
All other	22,309	8,641	22,309	8,641

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

9. Management Fees

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003 and, effective December 1, 2003, NWS modified certain terms of the agreement related to NWS’s operations in the State of Illinois. NWS formerly shared profits and losses of NWS-LLC equally with the other wholesaler. Under the new terms of the agreement, effective December 1, 2003, the other wholesaler committed to fund 80% of operating losses and receive 80% of operating profits. NWS committed to fund 20% of any such losses and receive 20% of any such profits.

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

As part of the agreement, NWS-LLC recorded approximately $4,960,000 and $4,525,000 as a reduction of operating expenses during the three months ended September 30, 2005 and October 1, 2004, respectively. NWS-LLC recorded approximately $8,498,000 and $8,256,000 as a reduction of operating expenses during the six month periods ended September 30, 2005 and October 1, 2004, respectively.

10. Asset Purchases and Acquisitions

The Company completed the acquisition of certain inventory, accounts receivable, and equipment from an Illinois wine wholesaler on August 1, 2005. Assets purchased were inventory and accounts receivable of $6.6 million and equipment of $2.0 million, all of which have been incorporated into the Company’s operations.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Company entered into a stock purchase agreement on September 1, 2005 for the acquisition of the stock of a Michigan wine wholesaler. The acquisition is pending and its consummation is subject to a number of normal and customary conditions. In connection with the proposed acquisition, the Company funded a $14.9 million deposit, currently in escrow, to be credited against the purchase price of $18.0 million, subject to adjustment, at the closing of the transaction. All or part of the escrowed funds will be returned to the Company, subject to certain conditions, if the purchase agreement is terminated prior to closing.

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

Overview

National Wine & Spirits, Inc. (the “Company”) is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company’s current operations are in Illinois, Indiana, Michigan, Kentucky, and from United States Beverage, L.L.C. (“USB”), the Company’s national import, craft and specialty beer marketing and distribution business. The Company’s reported revenues include net product sales in Illinois, Indiana, Michigan, and from USB, with distribution and brokerage fees from the Michigan distribution operation.

The Company evaluates its operations and liquidity based upon two reportable segments, which are business units that engage in product sales and all other activities. Product sales operations are conducted in Indiana, Illinois, Michigan, and nationwide through the USB distribution business. The majority of other activities relate to distribution and brokerage fee operations in Michigan.

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

The most comparable GAAP measure for EBITDA is net income. Following is a reconciliation between net income and EBITDA for the three and six months ended September 30, 2005 and October 1, 2004:

	Three Months Ended		Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
	(in thousands)		(in thousands)
Net Income	$825	$3,926	$3,163	$4,025
Interest expense	2,636	2,251	5,059	4,655
Depreciation	940	1,363	1,879	2,715
Amortization	1,871	1,556	3,719	3,194

EBITDA	$6,272	$9,096	$13,820	$14,589

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s expanded brand representation in Illinois resulted in greater revenue and case volume during the quarter ended September 30, 2005, while operating income remained stable with the prior year’s comparable quarter. The Company’s net income and EBITDA were below the prior year’s quarter primarily due to the receipt of an arbitration award of $2.3 million during September 2004. Product sales revenue increased $35.9 million during the quarter ended September 30, 2005, compared to the prior year’s comparable quarter.

Net income of $3.2 million for the six months ended September 30, 2005 compares favorably to the prior year’s comparable period net income of $4.0 million after excluding the one time receipt of the arbitration award of $2.3 million that occurred during the prior fiscal year. The Company’s long term debt increased $36.8 million from March 31, 2005 due to increased working capital needs of $24.3 million in the product sales segment and the funding of a $14.9 million deposit made in connection with the proposed acquisition of the stock of a Michigan wine wholesaler, L & L Wine and Liquor Corporation (“L&L”). The Company amended and increased its revolving credit facility to $60.0 million to provide availability for these cash needs and had $20.0 million available at September 30, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company acquired certain operating assets of Johnson Brothers’ wine and spirits wholesale business in Illinois. Assets acquired were inventory and accounts receivable of $6.6 million and equipment of $2.0 million, which were incorporated into the Company’s operations. As a result of the acquisition, which was closed and funded on August 1, 2005, the Company added the E&J Gallo Winery, Kendall Jackson, and other wine brands to the Company’s operations in Illinois.

The Company entered into a stock purchase agreement on September 1, 2005 for the acquisition of the stock of L&L. The acquisition is pending and its consummation is subject to a number of normal and customary conditions. In connection with the proposed acquisition, the Company funded a $14.9 million deposit, currently in escrow, to be credited against the purchase price of $18.0 million, subject to adjustment, at the closing of the transaction. All or a portion of the escrowed funds will be returned to the Company, subject to certain conditions, if the purchase agreement is terminated prior to closing.

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months and six months ended September 30, 2005 and October 1, 2004:

	Three Months Ended			Six Months Ended
	September 30, 2005	October 1, 2004	Percent Change	September 30, 2005	October 1, 2004	Percent Change
	(Cases in thousands)			(Cases in thousands)
Wine (product sales operations)	782	489	59.9%	1,357	1,032	31.5%
Spirits (product sales operations)	660	529	24.8%	1,358	1,101	23.3%
Spirits (distribution fee operations)	749	748	0.1%	1,501	1,509	(0.5%)

Total wine and spirits	2,191	1,766	24.1%	4,216	3,642	15.8%

Other (including USB sales)	2,428	2,424	0.2%	5,071	5,292	(4.2%)

Total	4,619	4,190	10.2%	9,287	8,934	4.0%

The Company has reclassified 47,000 and 102,000 cases of Wine products to Other case sales for the three and six months ended October 1, 2004, respectively. The affected items are reported as Other case sales during the current fiscal year and the reclassification is necessary to properly compare case volumes by category. USB’s results are included in the Other category for the current and prior years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended September 30, 2005 Compared With Three Months Ended October 1, 2004

Revenue

The Company’s product sales revenue for the quarter ended September 30, 2005, increased by $35.9 million primarily due to increased brand representation in the Company’s Illinois business as compared to the prior year’s comparable quarter. The increase was primarily the result of representing the Brown Forman, E&J Gallo Winery, and Kendall Jackson brands in Illinois and the growth of existing brands in the Company’s Indiana operation. Distribution fee revenue increased by $0.3 million primarily due to increased brokerage fees for the quarter ended September 30, 2005 compared to the previous year’s comparable quarter. The current distribution fee has been increased from $7.78 per case to $8.10 per case effective October 30, 2005.

Gross Profit

Gross profit increased $6.1 million to $37.8 million due to increased product sales revenue, primarily from additional brand representation in certain markets of the Company. Gross profit percentage on product sales of 18.9% was lower than the prior year’s comparable quarter of 19.7% primarily due to increased price discounts in promotion of certain brands. Distribution fees increased $0.3 million, primarily from greater brokerage fees on flat case sales for the quarter ended September 30, 2005 as compared to the prior year’s comparable quarter.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2005 increased $6.1 million as compared to the prior year’s comparable quarter, primarily due to increased personnel and operational costs related to the additional brands represented in the Company’s product sales segment. Operating expenses for the product sales segment increased approximately $5.9 million for the quarter ended September 30, 2005 as compared to the prior year’s comparable quarter. Operating expenses in the Company’s fee operations increased by $0.2 million primarily due to greater brand promotional costs.

Warehouse and delivery expenses increased by $1.4 million during the quarter ended September 30, 2005 as compared to the prior year’s comparable quarter. The increase in warehouse and delivery expenses, as compared to the prior year’s quarter, resulted from increased labor expense in the Company’s product sales operations of approximately $1.2 million, fuel expense of $0.1 million, and rental expense of $0.1 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling expenses increased $3.7 million for the quarter ended September 30, 2005, primarily due to the product sales segment which increased personnel and related wages and commissions by approximately $2.1 million, brand promotion costs of approximately $1.1 million, and increased auto expenses of $0.2 million compared to the prior year’s comparable quarter. Selling expenses in the distribution fee segment for the quarter ended September 30, 2005 increased approximately $0.2 million primarily due to increased product promotion costs.

Administrative expenses increased by $1.5 million for the quarter ended September 30, 2005 as compared to the prior year’s comparable quarter. The increase resulted primarily from greater health care costs of $0.5 million, payroll taxes of $0.4 million, professional expense of $0.4 million, and increased retirement fund expenses of $0.2 million.

Management fees from Glazer, as part of the management services agreement, were $5.0 million for the three months ended September 30, 2005, as compared to $4.5 million for the prior year’s comparable quarter. The $0.5 million increase in management fees during the current fiscal quarter, as compared to the prior year’s comparable quarter, was primarily due to the financial performance of the Illinois business during the current fiscal year and modification of the agreement whereby the Company receives management fees equal to 100% of any operating losses of its Illinois business. Prior to August 2004 the Company received 80% of such losses.

Income From Operations

The Company’s operating income decreased by $0.1 million for the quarter ended September 30, 2005 versus the prior year’s comparable quarter. The Company’s gross profit from product sales increased by $5.8 million, but increased operational and selling expenses for the segment were $5.9 million. Operating income for the distribution fee segment increased $0.1 million for the three months ended September 30, 2005, as compared to the prior year’s comparable quarter primarily due to increased brokerage fees that covered the Company’s operating expense increase.

Interest Expense

Interest expense increased by $0.4 million during the quarter ended September 30, 2005 as compared to the prior year’s comparable quarter as a result of increased balances on the Company’s revolving credit facility with increases in the prime and LIBOR interest rates that are the basis for the facility’s interest rate. The Company utilized the revolving credit facility on August 1, 2005, to fund the acquisition of approximately $8.6 million of operating assets of a wine wholesaler for its Illinois business and to fund a deposit, currently held in escrow, of $14.9 million in connection with a stock purchase agreement executed on September 1, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income or Expense

Other income decreased by $2.7 million for the three months ended September 30, 2005, primarily due to the receipt of an arbitration award of $2.3 million during the prior year’s fiscal quarter not received during the three months ended September 30, 2005. The Company’s share of income from Commonwealth Wine & Spirits, LLC was $0.2 million, which was $0.1 million less than the prior year’s comparable quarter.

Net Income or Loss

Net income was $0.8 million for the three months ended September 30, 2005, which was $3.1 million less than the prior year’s comparable quarter. The Company’s receipt of an arbitration award of $2.3 million during the previous year’s comparable quarter not received during the three months ended September 30, 2005, and an increase in interest expense of $0.4 million during the current year’s quarter were primarily responsible for the decrease in net income.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended September 30, 2005 was $6.3 million as compared to $9.1 million for the prior year’s comparable quarter. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Six Months Ended September 30, 2005 Compared With Six Months Ended October 1, 2004

Revenue

The Company’s product sales revenue for the six months ended September 30, 2005 increased by $57.4 million primarily due to increased brand representation in the Company’s Illinois business as compared to the prior year’s comparable quarter. The increase was primarily the result of representing the Brown Forman brands and the revenue growth of existing brands in the Company’s Indiana operation. Distribution fee revenue increased by $0.2 million primarily due to increased brokerage fees for the six months ended September 30, 2005 compared to the previous year’s comparable period. The distribution fee has been increased from $7.78 per case to $8.10 per case effective October 30, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

Gross profit increased $9.4 million to $74.4 million due to increased product sales revenue, primarily from additional brand representation in the Company’s Illinois market. Distribution fees increased $0.2 million, primarily from greater brokerage fees on slightly lower case sales for the six months ended September 30, 2005 as compared to the prior year’s comparable period.

Operating Expenses

Total operating expenses for the six months ended September 30, 2005 increased $7.9 million as compared to the prior year’s comparable quarter, primarily due to increased personnel and operational costs related to the additional brands represented in the Company’s product sales segment.

Warehouse and delivery expenses increased by $1.8 million during the six months ended September 30, 2005 as compared to the prior year’s comparable period. The increase in warehouse and delivery expenses, as compared to the prior year’s period, resulted from increased labor expense in the Company’s product sales operations of approximately $1.7 million, fuel costs of $0.2 million, rental expense of $0.2 million, and greater warehouse supply and maintenance expenses of $0.3 million. Warehouse and delivery expense in the distribution fee segment decreased by $0.6 million primarily due to reduced depreciation expense.

Selling expenses increased $4.3 million for the six months ended September 30, 2005, primarily due to the product sales segment which increased personnel and related wages and commissions by approximately $3.0 million, auto expenses of $0.3 million, and greater brand promotion costs of approximately $1.0 million compared to the prior year’s comparable quarter.

Administrative expenses increased by $2.0 million for the six months ended September 30, 2005 as compared to the prior year’s comparable period. The increase resulted primarily from greater health care costs of $1.0 million, increased payroll taxes of $0.6 million, and greater professional expense of $0.3 million.

Management fees from Glazer, as part of the management services agreement, were $8.5 million for the six months ended September 30, 2005, as compared to $8.3 million for the prior year’s comparable period. The $0.2 million increase in management fees during the current fiscal period, as compared to the prior year’s comparable period, was primarily due to the financial performance of the Illinois business during the current fiscal year and modification of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the agreement whereby the Company receives management fees equal to 100% of any operating losses of its Illinois business. Prior to August 2004 the Company received 80% of such losses.

Income From Operations

The Company’s operating income increased by $1.6 million for the six months ended September 30, 2005 versus the prior year’s comparable period. The Company’s gross profit from product sales increased by $9.3 million, but increased operating expenses for the segment were $7.9 million. Operating income for the distribution fee segment increased $0.2 million for the six months ended September 30, 2005, as compared to the prior year’s comparable period primarily due to increased brokerage fees of $0.2 million.

Interest Expense

Interest expense increased by $0.4 million during the six months ended September 30, 2005 as compared to the prior year’s comparable period as a result of increased balances on the Company’s revolving credit facility during the latest quarter with increases in the prime and LIBOR interest rates that are the basis for the facility’s interest rate. The Company utilized the revolving credit facility on August 1, 2005, to fund the acquisition of approximately $8.6 million of operating assets of a wine wholesaler for its Illinois business and to fund a deposit, currently in escrow, of $14.9 million in connection with a stock purchase agreement executed on September 1, 2005.

Other Income or Expense

Other income decreased by $2.0 million as compared to the prior year’s comparable period due to the receipt of an arbitration award of $2.3 million during the prior fiscal year not received during the six months ended September 30, 2005. The Company’s share of income from Commonwealth Wine & Spirits, LLC for the six months ended September 30, 2005 was $0.4 million, which was $0.4 million greater than the prior year’s comparable period.

Net Income or Loss

Net income was $3.2 million for the six months ended September 30, 2005, which was $0.9 million less than the prior year’s comparable period. The Company’s improved operating income from its product sales segment of $0.9 million and the receipt of an arbitration award of $2.3 million during the prior fiscal year not received during the six months ended September 30, 2005 were the primary reasons for the $0.9 variance in net income between the comparable six month periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the six months ended September 30, 2005 was $13.8 million as compared to $14.6 million for the prior year’s comparable period. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

The Company’s primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its USB operation. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

The Company amended its revolving credit agreement on September 28, 2005 to extend the line of credit for borrowings up to $47.0 million, including standby or commercial letters of credit, to fund working capital. The Company used the increased availability in part to fund the acquisition of certain inventory and equipment from Johnson Brothers on August 1, 2005. In connection with the increased brand representation the Company has purchased significant inventory in order to satisfy increased sales in advance of the holidays, which has resulted in increased accounts receivable funding requirements.

The Company further amended its revolving credit agreement on October 25, 2005, effective as September 30, 2005, to extend the line of credit for borrowings up to $60.0 million, including standby or commercial letters of credit. The Company used the increased availability to fund working capital and a deposit, currently in escrow, related to a proposed acquisition of the stock of L&L. Commercial letters of credit of $4.0 million are issued for the self-insured portion of NWS’ casualty insurance policies.

At September 30, 2005, the Company had $36.0 million of outstanding advances and $4.0 million in letters of credit outstanding, and after giving effect to the most recent amendments on its $60.0 million revolving line of credit facility had availability of $20.0 million. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. Of the $36.0 million of advances outstanding at September 30, 2005, $18.0 million bore interest at 6.75% based upon prime rate pricing, and $18.0 million bore interest at 5.49% based upon LIBOR pricing. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the credit agreement, and are guaranteed by the Company’s subsidiaries. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at September 30, 2005. The Company anticipates that the collateral base for the revolving credit facility will provide adequate availability to fund operations and working capital needs during fiscal 2006.

Cash used in operating activities was $15.1 million for the six months ended September 30, 2005, as compared to cash provided of $1.1 million during the prior year’s comparable period. This comparative decrease in operating cash flow was primarily the result of increased working capital funding in the product sales segment for inventories and accounts receivable. The Company’s Illinois division purchased the assets of a wine wholesaler which included $6.6 million of inventory and accounts receivable. Additional inventory purchases of $11.5 million during the quarter ended September 30, 2005 were used to purchase product for the holidays and to establish inventory levels of brands acquired during the quarter. The funding of accounts receivable for $12.3 million was primarily the result of the revenue growth in the Company’s product sales markets during the six months ended September 30, 2005 versus the prior year’s comparable period.

Net cash used in investing activities was $17.9 million for the six months ended September 30, 2005, compared to cash used of $0.6 million for the prior year’s comparable period. The Company funded $14.9 million to an escrow account as part of a stock purchase agreement for the acquisition of the stock of L&L. The Company’s purchases of property and equipment of $2.6 million included $2.0 million of equipment that was acquired from the Johnson Brothers wine wholesale operation.

Net cash provided by financing activities was $32.9 million for the six months ended September 30, 2005, versus $1.2 million provided during the prior year’s comparable period. Net advances under the Company’s revolving line of credit were $32.3 million greater during the current fiscal year compared to the prior year’s period, and were used to fund working capital needs as well as the acquisition of the Johnson Brothers wine wholesale assets and the deposit of $14.9 million in connection with the proposed acquisition of the stock of L&L. Distributions to stockholders during the six months ended September 30, 2005 were $6.2 million. Of the $6.2 million of stockholder distributions, $2.9 million were used to fund shareholder income tax estimates, $2.5 million was loaned back to the Company as subordinated debt, and $0.8 million was retained by stockholders. The Company’s revolving credit agreement and indenture limit the Company’s ability to declare certain stockholder distributions. Stockholder distributions are generally permitted for quarterly income tax estimates, and distributions for other purposes are subject to terms and conditions of which the Company is in compliance at September 30, 2005.

The Company’s total assets of $243.1 million at September 30, 2005 increased by $49.3 million from March 31, 2005. The increase in assets was primarily due to greater inventories of $23.3 million, trade accounts receivable of $10.7 million and the acquisition deposit of $14.9 million in connection with the proposed acquisition of the stock of L&L. The Company funded

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

these expenditures by utilizing and expanding the revolving credit facility from $40.0 million to $60.0 million effective September 30, 2005. Total debt of $119.9 million at September 30, 2005 was $36.8 million higher than at March 31, 2005. Equity decreased to $14.7 million at September 30, 2005 from $17.7 million at March 31, 2005. The $3.0 million decrease was due to net income of $3.2 million offset by stockholder distributions of $6.2 million.

The Company expects to maintain adequate cash balances, collateral, and revolving credit facility availability to satisfy the Company’s anticipated working capital and debt service requirements during fiscal 2006.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Aggregate Contractual Commitments

The following table sets forth NWS’ contractual obligations for the periods set forth as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$83,157,000	$—	$—	$83,157,000	$—
Interest on long term debt obligations(2)	34,501,000	8,735,000	17,470,000	8,296,000	—
Employment agreement obligations	3,145,000	353,000	685,000	656,000	1,451,000
Operating lease obligations	11,081,000	3,980,000	5,121,000	1,443,000	537,000
Distribution rights obligations(4)	30,110,000	6,104,000	11,879,000	10,802,000	1,325,000
Purchase obligations	58,093,000	58,093,000	—	—	—
Defined benefit plan funding(1)	1,060,000	1,060,000	—	—	—
Brand promotion(3)	6,200,000	1,708,000	2,200,000	2,200,000	92,000

(1)	The amounts for funding of the defined benefit plan include only those amounts due within fiscal 2006, as future amounts are not estimable at this time.
(2)	The interest component was calculated using an average revolving credit facility balance of $10 million with an assumed interest rate of 6.5%, subordinated debt in the amount of $4.3 million with an assumed interest rate of 6.5% and senior notes in the amount of $77.1 million with an assumed interest rate of 10.125%.
(3)	Brand promotion obligations are based on contractual commitments with certain suppliers to provide marketing support for the supplier’s brands.
(4)	Distribution rights obligations are based on contractual commitments with certain suppliers prior to adjustments for present value calculations.

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

Revenue Recognition. Customer orders are shipped and delivered by the Company’s fleet of delivery vehicles on the invoice date. All revenue is recognized on the date of shipment, which is also the invoice date and the delivery date. Title passes upon delivery to the Company’s customers and the Company retains the risk of loss until delivery has occurred.

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

Vendor Allowances Received. The Company records vendor allowances and discounts in accordance with EITF 02-16: Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The Company receives promotional funds from numerous suppliers by credit memos that the Company may apply to future payments, by receipt of product without charge, or by direct payment from the supplier. The promotional funds reimburse the Company for specific and incremental product promotional costs that the Company would not have otherwise undertaken or to fund future promotional activities. As outlined in EITF 02-16, these funds are classified as a current liability and are then applied to offset a specific operating cost for which the funds were received or classified as a reduction of cost of products sold upon the sale of the product to which the funds relate. In accordance with

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

this guidance, allowances and discounts received from suppliers are recognized at different times depending upon the timing and type of allowance or discount received. When the Company incurs promotional costs and invoices the supplier for reimbursement, the recognition of the supplier allowance is recorded at the time the Company invoices the supplier. In instances in which the supplier supplies product at a discounted cost, or supplies product without charge, the Company records the allowance when the product is sold. Additionally, in circumstances in which the supplier advances funds for future promotional activities, the Company defers the recognition of the allowance until the promotional activities occur or when products are sold at a discounted price.

Many of the vendor allowance programs are not part of written contracts and collectibility of amounts owed to NWS under such agreements is not assured. Management reviews vendor accounts receivable balances for collectibility and records an allowance for management’s best estimate of uncollectible accounts.

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

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

which the pension liabilities could be effectively settled at the valuation date. In estimating this rate, the Company uses the preceding November’s Moody’s AA Corporate Bond Index rounded down to the nearest ¼ of a percentage point. At March 31, 2005, the Company determined this rate to be 5.75%, a decrease of 25 basis points from the rate used at March 31, 2004. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in fiscal 2005 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.1 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the three months ended September 30, 2005 the Company recognized consolidated pretax pension cost of $0.2 million which equaled the $0.2 million cost during the prior year’s comparable quarter. The Company currently expects that the consolidated pension cost for fiscal 2006 will not be materially different from the fiscal 2005 amount of $0.7 million. The Company’s required minimum amount of fiscal 2006 contributions are approximately $1.1 million. However, the Company may elect to increase the minimum level of contributions in fiscal 2006 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at September 30, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$77,850,000
Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$36,000,000	$6,828,000	$—	$42,828,000	$42,828,000
Avg. Rate	—	—	—	6.75%	6.75%	—	6.75%

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

Item 4. Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company amended its revolving credit facility on September 28, 2005 and on October 25, 2005, effective as of September 30, 2005. The amendments are attached hereto as Exhibits 10.6 and 10.7.

Item 6. Exhibits

(10.6)	Amendment No.4 To Credit Agreement
(10.7)	Amendment No.5 To Credit Agreement
(31)	Section 302 Certification
(99)	Exhibit 99 — Forward-Looking Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated as of November 9, 2005

NATIONAL WINE & SPIRITS, INC.
By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer