Form 10-Q
period 2005-12-30
NATIONAL WINE & SPIRITS INC
filed 2006-02-10
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-74589

NATIONAL WINE & SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2064429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 West Morris Street, P.O. Box 1602 Indianapolis, Indiana	46206
(Address of principal executive offices)	(Zip Code)

(317) 636-6092

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of February 7, 2006 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended December 30, 2005

I NDEX

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	December 30, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$834	$2,957
Accounts receivable:
Trade, less allowance for doubtful accounts of $787 and $761	57,190	28,558
Vendor, less allowance for doubtful accounts of $232 and $250	10,290	3,754
Inventory	102,067	80,568
Prepaid expenses and other current assets	4,219	4,997

Total current assets	174,600	120,834

Property and equipment, net	27,974	27,691
Other assets:
Cash surrender value of life insurance	5,267	4,892
Investment in Commonwealth Wine & Spirits, LLC	5,761	5,284
Intangible assets, net of amortization	27,599	32,681
Goodwill	1,246	1,246
Deferred pension costs	569	569
Deposits and other	15,513	592

Total other assets	55,955	45,264

Total assets	$258,529	$193,789

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$51,963	$39,851
Accrued payroll and payroll taxes	8,934	8,837
Excise taxes payable	6,403	4,286
Current portion of distribution rights obligations	5,218	5,136
Other accrued expenses	12,945	10,086

Total current liabilities	85,463	68,196

Deferred pension liability	3,073	3,073
Distribution rights obligations	17,984	21,625
Long-term debt	135,907	83,157

Total liabilities	242,427	176,051

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53	53
Additional paid-in capital	25,009	25,009
Accumulated deficit	(6,458)	(4,822)
Accumulated other comprehensive loss-unrealized net pension loss	(2,503)	(2,503)

Total stockholders’ equity	16,102	17,738

Total liabilities and stockholders’ equity	$258,529	$193,789

See accompanying notes

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Net product sales	$209,414	$150,588	$527,375	$411,143
Distribution fees	8,654	8,514	23,604	23,267

Total revenue	218,068	159,102	550,979	434,410

Cost of products sold	171,296	124,746	429,855	335,149

Gross profit	46,772	34,356	121,124	99,261

Selling, general and administrative expenses:
Warehouse and delivery	13,141	9,286	33,812	28,148
Selling	19,326	12,424	49,305	38,118
Administrative	12,882	10,520	37,131	32,739
Management Fees	(2,609)	(4,231)	(11,107)	(12,487)

	42,740	27,999	109,141	86,518

Income from operations	4,032	6,357	11,983	12,743

Interest expense:
Related parties	(119)	(53)	(284)	(144)
Third parties	(3,021)	(2,363)	(7,915)	(7,035)

Gain from repurchase of long term debt	—	—	—	108

	(3,140)	(2,416)	(8,199)	(7,071)

Other income (expense):
Interest income	—	—	—	3
Arbitration award	—	—	—	2,263
Rental and other (expense) income	(3)	34	(150)	34
Equity in income of Commonwealth Wine & Spirits, LLC	501	408	919	436

Total other income (expense)	498	442	769	2,736

Net income	$1,390	$4,383	$4,553	$8,408

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	December 30, 2005	December 31, 2004
Operating Activities:
Net income	$4,553	$8,408
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	2,800	3,651
Amortization of intangible assets	5,611	4,446
Equity in earnings of Commonwealth Wine & Spirits, LLC	(919)	(436)
Provision for bad debt expense	125	(105)
Gain on repurchase of long term debt	—	(108)
Loss on sales of assets	37	21
Increase in cash surrender value of life insurance	(375)	(240)
Distributions from Commonwealth Wine & Spirits, LLC	442	469
Changes in operating assets and liabilities
Accounts receivable	(35,294)	(16,722)
Inventories	(21,499)	(7,141)
Prepaid expenses and other current assets	778	22
Deposits and other	2	4
Accounts payable	12,112	(2,499)
Accrued expenses and taxes	5,073	3,515

Net cash and cash equivalents used by operating activities	(26,554)	(6,715)

Investing activities:
Purchases of property and equipment	(3,152)	(1,043)
Purchases of intangible assets	(528)	(88)
Proceeds from sale of property and equipment	32	459
Deposits on acquisitions	(14,923)	—
Proceeds from sale of intangible assets	—	100
Collections on notes receivable	—	197

Net cash and cash equivalents used in investing activities	(18,571)	(375)

Financing activities:
Cash provided by outstanding checks in excess of bank balance	—	1,648
Proceeds from line of credit borrowings	185,500	148,500
Principal payments on line of credit borrowings	(135,250)	(137,000)
Proceeds of borrowings from shareholder	2,500	—
Purchases of senior notes	—	(1,842)
Payments of distribution rights obligations	(3,559)	(3,164)
Distributions to stockholders	(6,189)	(210)

Net cash and cash equivalents provided by financing activities	43,002	7,932

Net (decrease) increase in cash and cash equivalents	(2,123)	842
Cash and cash equivalents, beginning of year	2,957	1,466

Cash and cash equivalents, end of year	$834	$2,308

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The condensed consolidated financial statements (unaudited), and notes thereto, should be read in conjunction with the audited consolidated financial statements disclosed in NWS’ annual report on Form 10-K for the year ended March 31, 2005.

There were no amounts included in comprehensive income for the three month and nine month periods ended December 30, 2005 and December 31, 2004 other than net income.

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

Statement of Operations Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold. Cost of products sold includes direct product costs, inbound freight, state and federal excise taxes, amortization of distribution rights, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s LIFO reserve. The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales. The Company includes these expenses as operating expenses in the warehouse and delivery category,.

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

Fiscal Year

The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period. The results for the three month and nine month periods ended December 30, 2005 include thirteen weeks and thirty-nine weeks and one day, respectively. The results for the three month and nine month periods ended December 31, 2004 include thirteen weeks and thirty-nine weeks and two days, respectively.

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

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, changing the requirements for the accounting for and reporting of a change in accounting principle. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined SFAS No. 154 did not have a material effect on its financial position, results of operations and cash flows.

Reclassifications

Certain amounts from the prior year’s condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. Distributions from Commonwealth Wine & Spirits, LLC of $442,000 and $469,000 for the nine month periods ended December 30, 2005 and December 31, 2004, respectively, have been reclassified to operating activities from investing activities.

2. Inventory

Inventory is comprised of the following:

	December 30, 2005	March 31, 2005
	(in thousands)
Inventory at FIFO	$114,752	$92,228
Less: LIFO reserve	(12,685)	(11,660)

	$102,067	$80,568

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

During the nine month period ended December 30, 2005, the Company performed an impairment test on certain brands in the product sales segment that were affected by regulatory changes to the labeling of malt products. Accordingly, the Company determined the products were impaired and recorded a charge of $460,000 to cost of products sold to reduce the inventory to net realizable value.

3. Supplemental Cash Flow Information

Cash paid for interest during the nine month periods ended December 30, 2005 and December 31, 2004 was $5,888,000 and $5,218,000, respectively.

4. Debt

Long-term debt is comprised of the following:

	December 30, 2005	March 31, 2005
	(in thousands)
Senior notes payable (A)	$77,079	$77,079
Bank revolving line of credit (B)	52,000	1,750
Notes payable to stockholders (C)	6,828	4,328

	135,907	83,157
Less: current maturities	—	—

	$135,907	$83,157

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

The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

capital expenditures and otherwise restricts corporate activities. If the Company fails to meet its covenants under the indenture, the Company could be in default under the indenture and the revolving credit agreement which could, in turn, result in acceleration of the indebtedness under each agreement. At December 30, 2005, the Company was in compliance with the required indenture provisions.

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

In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. Further, the Company must maintain certain interest coverage and funded debt coverage ratios. The Company was in compliance with these debt covenants at December 30, 2005.

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

The Company amended its revolving credit agreement on February 8, 2006, effective as of December 30, 2005, to extend the line of credit for borrowings up to $70.0 million until March 31, 2006, including standby or commercial letters of credit, and to increase the annual capital expenditures limit to $10.0 million from $5.0 million.

As of December 30, 2005, total advances on the revolving line of credit were $52.0 million, of which $12.0 million bore interest at 7.25% based upon prime rate pricing, and $40.0 million bore interest at an average of 6.02% based upon LIBOR pricing. Commercial letters of credit of $4.0 million were issued for the self-insured portion of NWS’ casualty insurance policies. Availability under the Company’s revolving line of credit facility at December 30, 2005 was $14.0 million after giving effect to the most recent amendments to its $70.0 million revolving line of credit facility.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(C)	On July 19, 2005, two shareholders of the Company loaned a total of $2.5 million to the Company on an unsecured basis. The notes are subordinated to both the Company’s senior notes and revolving credit facility. Interest on the notes is variable and equal to the prime rate of interest that is announced by LaSalle Bank National Association, 7.25% at December 30, 2005. Payment of interest by the Company to the shareholders is subject to the terms of the indenture and revolving credit facility.

5. Intangible Assets

Intangible assets consist of the following:

	December 30, 2005		March 31, 2005
	(in thousands)
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible Assets Subject to Amortization
Distribution rights	7	$41,381	$15,641	$40,859	$10,486
Loan acquisition costs	10	4,047	2,743	4,065	2,427

Total		$45,428	$18,384	$44,924	$12,913

	Carrying Amount	Carrying Amount
Intangible Assets Not Subject to Amortization
Distribution rights	$555	$670

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Company evaluates and performs impairment analyses of its distribution rights annually or when other evidence of impairment is present. As a result of the declining demand and lower than expected sales performance for the Hooper’s Hooch brand in the Company’s product sales segment, management performed an impairment analysis of the related distribution rights that are not subject to amortization. Management determined that the related distribution rights were impaired and recorded a charge of $105,000 to amortization expense during the nine month period ended December 30, 2005 to adjust the intangible asset to fair value. During the nine month period ended December 31, 2004, a charge of $267,000 was recorded to amortization expense to adjust the intangible asset to fair value. Fair value was calculated based on the discounted future cash flows of the brand’s expected contribution margin.

6. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after five years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. Components of Net Periodic Benefit Cost for the three months ended December 30, 2005 and December 31, 2004, and the nine months ended December 30, 2005 and December 31, 2004, are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
	(in thousands)		(in thousands)
Service cost-benefits earned during the year	$120	$127	$360	$380
Interest cost on projected benefit obligation	107	107	321	321
Expected return on plan assets	(96)	(96)	(288)	(288)
Prior service cost and other amortization (net)	44	44	132	132

Net amount charged to income	$175	$182	$525	$545

During the nine months ended December 30, 2005, $860,000 has been contributed to the Company sponsored defined benefit pension plan. The Company presently anticipates contributing an additional $200,000 to fund the plan during the fiscal year for a total of $1,060,000.

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

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
	(in thousands)		(in thousands)
Revenue from external customers
Product sales	$209,414	$150,588	$527,375	$411,143
All other	8,654	8,514	23,604	23,267
Segment income from operations
Product sales	2,748	4,192	9,409	9,550
All other	1,284	2,165	2,574	3,193
Segment assets
Product sales	232,076	195,622	232,076	195,622
All other	26,453	9,805	26,453	9,805

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

9. Management Fees

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003 and, effective December 1, 2003, NWS modified certain terms of the agreement related to NWS’s operations in the State of Illinois. NWS formerly shared profits and losses of NWS-LLC equally with the other wholesaler. Under terms of the agreement effective December 1, 2003, the other wholesaler committed to fund 80% of operating losses and receive 80% of operating profits. NWS committed to fund 20% of any such losses and receive 20% of any such profits.

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

As part of the agreement, NWS-LLC recorded approximately $2,609,000 and $4,231,000 as a reduction of operating expenses during the three months ended December 30, 2005 and December 31, 2004, respectively. NWS-LLC recorded approximately $11,107,000 and $12,487,000 as a reduction of operating expenses during the nine month periods ended December 30, 2005 and December 31, 2004, respectively.

10. Asset Purchases and Acquisitions

The Company completed the acquisition of certain inventory, accounts receivable, and equipment from an Illinois wine wholesaler on August 1, 2005. Assets purchased were inventory and accounts receivable of $6.6 million and equipment of $2.0 million, all of which have been incorporated into the Company’s operations.

The Company entered into a stock purchase agreement on September 1, 2005 for the acquisition of the stock of a Michigan wine wholesaler. The acquisition is pending and its consummation is subject to a number of normal and customary conditions. In connection with the proposed acquisition, the Company funded a $14.9 million deposit, currently in escrow, to be credited against the purchase price of $18.0 million, subject to adjustment, at the closing of the transaction. All or part of the escrowed funds will be returned to the Company, subject to certain conditions, if the purchase agreement is terminated prior to closing. No closing date has been scheduled, and completion remains subject to various closing conditions.

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

The most comparable GAAP measure for EBITDA is net income. Following is a reconciliation between net income and EBITDA for the three and nine months ended December 30, 2005 and December 31, 2004:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
	(in thousands)		(in thousands)
Net Income	$1,390	$4,383	$4,553	$8,408
Interest expense	3,140	2,416	8,199	7,071
Depreciation	921	936	2,800	3,651
Amortization	1,892	1,252	5,611	4,446

EBITDA	$7,343	$8,987	$21,163	$23,576

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s expanded brand representation in certain markets resulted in greater total product sales revenue and case volume during the quarter ended December 30, 2005. Countering the increased revenue, however, were flat revenue and gross profit in certain of the Company’s product sales markets, higher operating costs and increased interest expense, when compared to the prior year’s comparable quarter. The Company’s gross profit increased by $12.4 million while operating expenses increased by $14.7 million during the quarter ended December 30, 2005, from the prior year’s comparable quarter. As a result, the Company’s net income and EBITDA were below the prior year’s quarter by $3.0 million and $1.6 million, respectively.

Net income of $4.6 million for the nine months ended December 30, 2005 is below the prior year’s comparable period net income of $6.1 million after excluding the one time receipt of the arbitration award of $2.3 million that occurred during the prior fiscal year. The Company’s long term debt increased $52.8 million from March 31, 2005 primarily due to increased working capital needs of $36.0 million in the product sales segment and the funding of a $14.9 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

deposit made in connection with the proposed acquisition of the stock of a Michigan wine wholesaler, L & L Wine and Liquor Corporation (“L&L”). On February 8, 2006, the Company amended and increased its revolving credit facility by $10.0 million effective as of December 30, 2005, and after giving effect to this most recent amendment to its $70.0 million revolving line of credit facility, the Company had availability of $14.0 million.

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months and nine months ended December 30, 2005 and December 31, 2004:

	Three Months Ended		Nine Months Ended
	December 30 2005	December 31 2004	Percent Change	December 30 2005	December 31 2004	Percent Change
	(Cases in thousands)		(Cases in thousands)
Wine (product sales operations)	1,332	685	94.5%	2,689	1,717	56.6%
Spirits (product sales operations)	886	679	30.5%	2,244	1,780	26.1%
Spirits (distribution fee operations)	843	787	7.1%	2,344	2,296	2.1%

Total wine and spirits	3,061	2,151	42.3%	7,277	5,793	25.6%
Other (including USB sales)	1,880	1,525	23.3%	6,951	6,817	2.0%

Total	4,941	3,676	34.4%	14,228	12,610	12.8%

The Company has reclassified 25,000 and 127,000 cases of Wine products to Other case sales for the three and nine months ended December 31, 2004, respectively. The affected items are reported as Other case sales during the current fiscal year and the reclassification is necessary to properly compare case volumes by category. USB’s results are included in the Other category for the current and prior years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended December 30, 2005 Compared With Three Months Ended December 31, 2004

Revenue

The Company’s product sales revenue for the quarter ended December 30, 2005, increased by $58.8 million primarily due to increased brand representation in the Company’s Illinois business as compared to the prior year’s comparable quarter. Product sales revenue growth in the Company’s other markets were adversely affected by certain customers who reduced their purchases of spirits and wine due to pending or possible sales of their businesses and reduced inventory positions. The State of Indiana revised its personal property tax rules whereby inventory will not be assessed on March 1, 2006 and thereafter, which the Company believes will have a positive effect on revenue for the quarter ending March 31, 2006 as compared to the prior year’s quarter. Accordingly, the Company has extended certain volume discounts to the quarter ending March 31, 2006 that were in effect at December 30, 2005. Distribution fee revenue increased by $0.1 million for the quarter ended December 30, 2005 as compared to the prior year’s comparable quarter, primarily due to the increased distribution fee from $7.78 per case to $8.10 per case that was effective October 30, 2005.

Gross Profit

Gross profit increased $12.4 million to $46.8 million due to increased product sales revenue, primarily from additional brand representation in certain markets of the Company. The increased gross profit was primarily from the Company’s Illinois business, while gross profit from the Company’s other product sales markets was lower than the prior year’s comparable quarter by $0.5 million. This decrease in gross profit from certain markets of the Company was primarily the result of inventory impairments of approximately $0.5 million, related to updated labeling standards for malt beverages that applied to existing inventories. Gross profit percentage on product sales of 18.2% was greater than the prior year’s comparable quarter of 17.2% primarily due to the additional brands represented by the Company’s Illinois business. Distribution fees increased $0.1 million, primarily from greater delivery fees which offset a decrease in brokerage fees for the quarter ended December 30, 2005 as compared to the prior year’s comparable quarter.

Operating Expenses

Total operating expenses for the quarter ended December 30, 2005 increased $14.7 million as compared to the prior year’s comparable quarter, primarily due to increased personnel and operational costs related to the additional brands represented in the Company’s product sales segment. Operating expenses for the product sales segment increased approximately $13.7 million for the quarter ended December 30, 2005 as compared to the prior year’s comparable quarter. Operating expenses in the Company’s fee operations increased by $1.0 million primarily due to greater warehousing and employee benefit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Warehouse and delivery expenses increased by $3.9 million during the quarter ended December 30, 2005 as compared to the prior year’s comparable quarter. The increase in warehouse and delivery expenses, as compared to the prior year’s quarter, primarily resulted from increased labor expense of approximately $2.0 million, repairs of $0.7 million, supplies of $0.5 million, fuel expense of $0.3 million, and rental expense of $0.3 million.

Selling expenses increased $6.9 million for the quarter ended December 30, 2005, primarily due to the product sales segment which increased personnel and related wages and commissions by approximately $3.6 million, brand promotion costs of approximately $2.8 million, and increased auto expenses of $0.2 million compared to the prior year’s comparable quarter. Selling expenses in the distribution fee segment for the quarter ended December 30, 2005 did not increase from the prior year’s quarter.

Administrative expenses increased by $2.4 million for the quarter ended December 30, 2005 as compared to the prior year’s comparable quarter and were driven by the increase in head count in the product sales segment noted above. The increase resulted primarily from greater health care costs of $0.6 million, payroll taxes of $0.6 million, casualty insurance of $0.3 million, professional expense of $0.2 million, and increased retirement fund expenses of $0.3 million.

Management fees from Glazer’s Wholesale Drug Company, Inc. (“Glazer”), as part of the management services agreement, were $2.6 million for the three months ended December 30, 2005, as compared to $4.2 million for the prior year’s comparable quarter. The $1.6 million decrease in management fees during the current fiscal quarter, as compared to the prior year’s comparable quarter, was primarily due to the improved financial performance of the Company’s Illinois business.

Income From Operations

The Company’s operating income decreased by $2.3 million for the quarter ended December 30, 2005 versus the prior year’s comparable quarter. The Company’s operating income from product sales decreased by $1.4 million and the operating income from the distribution fee segment decreased by $0.9 million as compared to the prior year’s comparable quarter. Although the Company experienced revenue growth in certain of the product sales markets other than Illinois, the gross profit percentage on these sales was not sufficient to offset the increased operating expenses. Operating income for the distribution fee segment decreased by $0.9 million for the three months ended December 30, 2005, as compared to the prior year’s comparable quarter primarily due to increased warehousing and administrative costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense increased by $0.7 million during the quarter ended December 30, 2005 as compared to the prior year’s comparable quarter, primarily from increased balances on the Company’s revolving credit facility to fund working capital needs along with increases in the prime and LIBOR interest rates that are the basis for the facility’s interest rate. Additionally, the Company utilized the revolving credit facility on August 1, 2005, to fund the acquisition of approximately $8.6 million of operating assets of a wine wholesaler for its Illinois business and to fund a deposit, currently held in escrow, of $14.9 million in connection with a stock purchase agreement executed on September 1, 2005.

Other Income or Expense

Other income increased by $0.1 million for the three months ended December 30, 2005, primarily due to the Company’s share of income from Commonwealth Wine & Spirits, LLC of $0.5 million.

Net Income

Net income was $1.4 million for the three months ended December 30, 2005, which was $3.0 million less than the prior year’s comparable quarter. The Company’s increased operating expenses and reduced gross margin contribution from the non-Illinois markets, along with an increase in interest expense of $0.7 million during the current year’s quarter, were primarily responsible for the decrease in net income.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended December 30, 2005 was $7.3 million as compared to $9.0 million for the prior year’s comparable quarter. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities, and should not be construed as an indication of operating performance or as a measure of liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 30, 2005 Compared With Nine Months Ended December 31, 2004

Revenue

The Company’s product sales revenue for the nine months ended December 30, 2005 increased by $116.2 million primarily due to increased brand representation in the Company’s Illinois business as compared to the prior year’s comparable period. The increase was primarily the result of the addition of the Brown Forman, E&J Gallo, and certain other brands during the current fiscal year in the product sales segment. Greater distribution fee revenue of $0.3 million was primarily due to the delivery fee that was increased from $7.78 per case to $8.10 per case effective October 30, 2005.

Gross Profit

Gross profit increased $21.9 million to $121.1 million due to increased product sales revenue, primarily from additional brand representation in the Company’s Illinois market. Distribution fees increased $0.3 million, primarily from greater brokerage fees of $0.2 million and greater delivery fees of $0.1 million for the nine months ended December 30, 2005 as compared to the prior year’s comparable period.

Operating Expenses

Total operating expenses for the nine months ended December, 30, 2005 increased $22.6 million as compared to the prior year’s comparable period, primarily due to increased personnel and operational costs related to the additional brands represented in the Company’s product sales segment.

Warehouse and delivery expenses increased by $5.7 million during the nine months ended December 30, 2005 as compared to the prior year’s comparable period, and were the result of the increased case volume in the product sales segment. The increase in warehouse and delivery expenses in the product sales segment, as compared to the prior year’s period, was from increased labor expense of approximately $3.5 million, fuel costs of $0.4 million, rental expense of $0.4 million, and greater supply and maintenance expenses of $1.0 million. Warehouse and delivery expense in the distribution fee segment increased by $0.1 million primarily due to increased fuel costs of $0.2 million, greater wages of $0.3 million, greater supply expense of $0.3 million, and offset by a $0.7 million reduction in depreciation expense as compared to the prior year’s comparable period.

Selling expenses increased $11.2 million for the nine months ended December 30, 2005, primarily due to the product sales segment which increased personnel and related wages and commissions by approximately $6.6 million, brand promotion costs of approximately $3.6 million, and greater auto expenses of $0.6 million compared to the prior year’s comparable period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Administrative expenses increased by $4.4 million for the nine months ended December 30, 2005 as compared to the prior year’s comparable period. The increase primarily resulted from increased head count noted previously and professional services, and consisted of greater health care costs of $1.7 million, increased payroll taxes of $1.2 million, greater professional fees of $0.6 million, increased retirement fund expenses of $0.5 million, and greater supply expense of $0.3 million.

Management fees from Glazer, as part of the management services agreement, were $11.1 million for the nine months ended December 30, 2005, as compared to $12.5 million for the prior year’s comparable period. The $1.4 million decrease in management fees during the current fiscal year, as compared to the prior year’s comparable period, was primarily due to the improved financial performance of the Illinois business during the current fiscal year, offset by the modification of the agreement whereby the Company receives management fees equal to 100% of any operating losses of its Illinois business. Prior to August 2004, the Company received 80% of such losses.

Income From Operations

The Company’s operating income decreased by $0.8 million for the nine months ended December 30, 2005 versus the prior year’s comparable period. Operating income for the distribution fee segment decreased by $0.6 million for the nine months ended December 30, 2005, as compared to the prior year’s comparable period, primarily due to increased operating expenses during the current year, offset by an increase in the per case delivery fee effective October 30, 2005. The Company’s operating income from product sales decreased by $0.1 million as compared to the prior year’s comparable period.

Interest Expense

Interest expense increased by $1.1 million during the nine months ended December 30, 2005, as compared to the prior year’s comparable period, as a result of increased balances on the Company’s revolving credit facility to fund working capital and increases in the prime and LIBOR interest rates that are the basis for the facility’s interest rate. The Company utilized the revolving credit facility on August 1, 2005, to fund the acquisition of approximately $8.6 million of operating assets of a wine wholesaler for its Illinois business and to fund a deposit, currently in escrow, of $14.9 million in connection with a stock purchase agreement executed on September 1, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income or Expense

Other income decreased by $2.0 million, as compared to the prior year’s comparable period, due to the receipt of an arbitration award of $2.3 million during the prior fiscal year not received during the nine months ended December 30, 2005. The Company’s share of income from Commonwealth Wine & Spirits, LLC for the nine months ended December 30, 2005 was $0.9 million, which was $0.5 million greater than the prior year’s comparable period.

Net Income

Net income was $4.6 million for the nine months ended December 30, 2005, which was $3.9 million less than the prior year’s comparable period. The $3.9 million variance in net income for the nine months ended December 30, 2005, as compared to the prior year’s comparable period, was primarily due to the receipt of a one time arbitration award of $2.3 million during the prior fiscal year that was not received during the current year, increased interest expense of $1.1 million, and lower operating income from the distribution fee segment of $0.6 million. After excluding the one time receipt of the $2.3 million arbitration award, net income for the prior year’s nine month period would have been $6.1 million compared to $4.6 million for the nine months ended December 30, 2005.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the nine months ended December 30, 2005 was $21.2 million as compared to $23.6 million for the prior year’s comparable period. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities, and should not be construed as an indication of operating performance or as a measure of liquidity.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company amended its revolving credit agreement on October 25, 2005, effective as September 30, 2005, to extend the line of credit for borrowings up to $60.0 million, including standby or commercial letters of credit. The Company used the increased availability to fund working capital and a deposit, currently in escrow, related to a proposed acquisition of the stock of L&L.

The Company amended its revolving credit agreement on February 8, 2006, effective as of December 30, 2005, to extend the line of credit for borrowings up to $70.0 million until March 31, 2006, including standby or commercial letters of credit, and to increase the annual capital expenditures limit to $10.0 million from $5.0 million.

At December 30, 2005, the Company had $52.0 million of outstanding advances and $4.0 million in letters of credit outstanding, and after giving effect to the most recent amendments to its $70.0 million revolving line of credit facility had availability of $14.0 million. Commercial letters of credit of $4.0 million are issued for the self-insured portion of NWS’ casualty insurance policies.

Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. Of the $52.0 million of advances outstanding at December 30, 2005, $12.0 million bore interest at 7.25% based upon prime rate pricing, and $40.0 million bore interest at an average of 6.02% based upon LIBOR pricing. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined in the credit agreement, and are guaranteed by the Company’s subsidiaries. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at December 30, 2005. The Company anticipates that the revolving credit facility and other financial resources will provide adequate availability to fund operations and working capital needs during fiscal 2006.

Cash used in operating activities was $26.6 million for the nine months ended December 30, 2005, as compared to cash used of $6.7 million during the prior year’s comparable period. This comparative decrease in operating cash flow was primarily the result of increased working capital funding in the product sales segment for inventories and accounts receivable. The Company’s Illinois division also purchased the assets of a wine wholesaler which included $6.6 million of inventory and accounts receivable. Additional inventory purchases of $14.9 million during the nine months ended December 30, 2005 were used to purchase product for the holidays and to establish appropriate inventory levels of brands acquired. The funding of accounts receivable for $35.3 million was $18.6 million greater than the prior year’s comparable period.

Net cash used in investing activities was $18.6 million for the nine months ended December 30, 2005, compared to cash used of $0.4 million during the prior year’s comparable period. The Company funded $14.9 million to an escrow account as part of a stock purchase agreement for the acquisition of the stock of L&L. The Company’s purchases of property and equipment of $3.2 million included $2.0 million of equipment that was acquired from the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Johnson Brothers wine wholesale operation. The Company anticipates that purchases of property and equipment will be approximately $4.5 to $5.0 million for fiscal 2006. Fiscal 2007 capital expenditures will include an upgrade to its material handling system in Indiana which will yield order fulfillment efficiencies, cost approximately $6.0 to $7.0 million and be completed by the 2006 holiday selling season.

Net cash provided by financing activities was $43.0 million for the nine months ended December 30, 2005, versus $7.9 million provided during the prior year’s comparable period. Net advances under the Company’s revolving line of credit were $38.8 million greater during the current fiscal year compared to the prior year’s period, and were used to fund working capital needs as well as the acquisition of the Johnson Brothers wine wholesale assets and the deposit of $14.9 million in connection with the proposed acquisition of the stock of L&L. Distributions to stockholders during the nine months ended December 30, 2005 were $6.2 million. Of the $6.2 million of stockholder distributions, $2.9 million was used to fund shareholder income tax estimates, $2.5 million was loaned back to the Company as subordinated debt, and $0.8 million was retained by stockholders. The Company’s revolving credit agreement and indenture limit the Company’s ability to declare certain stockholder distributions. Stockholder distributions are generally permitted for quarterly income tax estimates, and distributions for other purposes are subject to terms and conditions with which the Company was in compliance at December 30, 2005.

The Company’s total assets of $258.5 million at December 30, 2005 increased by $64.7 million from March 31, 2005. The increase in assets was primarily due to greater inventories of $21.5 million, trade accounts receivable of $28.6 million and the acquisition deposit of $14.9 million in connection with the proposed acquisition of the stock of L&L. The Company funded these expenditures by utilizing and expanding the revolving credit facility from $40.0 million to $70.0 million effective as of December 30, 2005. Total debt of $135.9 million at December 30, 2005 was $52.8 million higher than at March 31, 2005. Equity decreased to $16.1 million at December 30, 2005 from $17.7 million at March 31, 2005. The $1.6 million decrease was due to net income of $4.6 million offset by stockholder distributions of $6.2 million.

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

Vendor Allowances Received. The Company records vendor allowances and discounts in accordance with EITF 02-16: Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The Company receives promotional funds from numerous suppliers by credit memos that the Company may apply to future payments, by receipt of product without charge, or by direct payment from the supplier. The promotional funds reimburse the Company for specific and incremental product promotional costs that the Company would not have otherwise undertaken or to fund future promotional activities. As outlined in EITF 02-16, these funds are classified as a current liability and are then applied to offset a specific operating cost for which the funds were received or classified as a reduction of cost of products sold upon the sale of the product to which the funds relate. In accordance with this guidance, allowances and discounts received from suppliers are recognized at different times depending upon the timing and type of allowance or discount received. When the Company incurs promotional costs and invoices the supplier for reimbursement, the recognition of the supplier allowance is recorded at the time the Company invoices the supplier. In instances in which the supplier supplies product at a discounted cost, or supplies product without charge, the Company records the allowance when the product is sold. Additionally, in circumstances in which the supplier advances funds for future promotional activities, the Company defers the recognition of the allowance until the promotional activities occur or when products are sold at a discounted price.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the valuation date. In estimating this rate, the Company uses the preceding November’s Moody’s AA Corporate Bond Index rounded down to the nearest  1/4 of a percentage point. At March 31, 2005, the Company determined this rate to be 5.75%, a decrease of 25 basis points from the rate used at March 31, 2004. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in fiscal 2005 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.1 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the three months ended December 30, 2005 the Company recognized consolidated pretax pension cost of $0.2 million which equaled the $0.2 million cost during the prior year’s comparable quarter. The Company currently expects that the consolidated pension cost for fiscal 2006 will not be materially different from the fiscal 2005 amount of $0.7 million. The Company’s required minimum amount of fiscal 2006 contributions are approximately $1.1 million. However, the Company may elect to increase the minimum level of contributions in fiscal 2006 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at December 30, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$77,850,000
Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$52,000,000	$6,828,000	$—	$58,828,000	$58,828,000
Avg. Rate	—	—	—	6.31%	7.25%	—	6.42%

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

Item 4. Controls and Procedures

As of December 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

(a) The Company amended its credit facility on February 8, 2006 to be effective as of December 30, 2005. The amendment is attached hereto as Exhibit 10.8.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, National Wine & Spirits, Inc. is identifying in exhibit 99 to this quarterly report important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company.

Item 6. Exhibits

(10.8)	Amendment No.6 To Credit Agreement

(31)	Section 302 Certification

(99)	Exhibit 99 – Forward-Looking Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated as of February 9, 2006

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President, Chief Executive Officer, and Chief Financial Officer