Form 10-K
period 2006-03-31
NATIONAL WINE & SPIRITS INC
filed 2006-06-26
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of June 7, 2006 was 5,330,521, of which 104,520 were voting stock.

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

Item 1. Business

General

National Wine & Spirits, Inc. (NWS or the Company) is one of the largest distributors of wine and spirits in the United States. NWS’ markets include, among others, Illinois and Michigan, which are the fifth largest and the sixth largest markets for spirits in the United States, respectively. NWS is the largest distributor of spirits in Indiana with 58% market share and Michigan with 51% market share. NWS’ market share in Illinois is approximately 20%. NWS was incorporated in the state of Indiana in 1998 and conducts its operations through its wholly owned subsidiaries, National Wine & Spirits Corporation in Indiana (NWS-Indiana), NWS-Illinois, LLC (NWS-Illinois), NWS Michigan, Inc. (NWS-Michigan), National Wine & Spirits, LLC (NWSM-LLC) and United States Beverage, L.L.C. (USB). USB distributes and markets malt based products along with import and craft beer products throughout the United States.

The wine and spirits wholesale industry has undergone significant changes in recent years. Rapid consolidation has occurred in the supplier sector, and distributors have expanded their operations to cover a larger number of states, resulting in consolidation among distributors. In several states, only two major distributors are operating, and the trend toward consolidation in the industry is continuing. The United States wholesale wine and spirits market was approximately $35 billion during 2005 and is projected to be approximately $37 billion for 2006 according to industry projections. The Company’s revenue, including the wholesale dollar sales for its fee operations, places NWS as the tenth largest wholesaler in the United States, according to industry surveys.

According to industry reports, consumption for distilled spirits increased 2.7% during 2005, slightly less than the 4.1% increase during 2004, but was primarily driven by the higher end products. During 2005, United States wine consumption increased 2.2% and was attributable to growth in both the domestic and import categories. Consumers spent $9.7 billion more on spirits, wine, and beer products during 2005 versus the previous year, while the on-premise segment of the industry accounted for $6.1 billion of the retail dollar sales increase.

Substantially all of NWS’ revenue results from product sales of liquor, beer and wine, or from distribution and brokerage fees. During fiscal 2006, NWS’ total revenue was $717.6 million, which was a $164.0 million increase from the prior fiscal year, primarily due to the growth in the Company’s product sales segment, and driven by additional brands represented in the State of Illinois. Although the Company experienced significant increases in revenue and case volume, the effect on operating and net income was minimized by the management services agreement with Glazer’s Wholesale Drug Company, Inc. (“Glazer’s”). The Company’s net income increased during fiscal 2006, as compared to the prior fiscal year, primarily from a supplier termination payment of $8.3 million that did not occur in the prior fiscal year. The Company’s long term debt increased $34.8 million from March 31, 2005 primarily due to increased working capital needs of $25.0 million in the product sales segment and the funding of a $14.9 million deposit made in connection with the proposed acquisition of the stock of a Michigan wine wholesaler, L & L Wine and Liquor Corporation (“L&L”). The Company’s availability at March 31, 2006 under its $60.0 million revolving credit facility was $22.1 million.

Recent Developments

On March 31, 2006 the Company received a vendor termination payment of $8.3 million related to a distribution agreement in the product sales segment that had an original expiration date of December 31, 2006. The Company does not expect the loss of the distribution rights to materially affect the future financial performance of the product sales segment.

The Company has entered into a series of agreements under which it has sold, or committed to sell or surrender, its intangible distribution rights related to certain malt beverage products distributed within the state of Illinois. In exchange for the release and sale of these distribution rights the Company expects to receive approximately $20.7 million by September 30, 2006. Aside from the proceeds, the release and sale of these intangible distribution rights are not expected to materially affect the future cash flows and profitability of the Company’s product sales operations.

During May 2006 the Company received a notice from Glazer’s indicating that Glazer’s was exercising its right to form a new joint venture that will result in the sale of substantially all of the net assets of the Company’s Illinois business with cash proceeds based upon 80% of the then current net book value of the Company’s Illinois business. The Company would own 20% of the new joint venture and Glazer’s would own 80%. The transaction is currently expected to close before December 31, 2006 and is subject to a number of closing conditions.

Following the May 2006 notice, Glazer’s objected to the proposed sale of the aforementioned distribution rights. The Company considered the objection but concluded that the sale was in the best interest of the Company. Glazer’s attempted to impede the sale through legal proceedings, but the Company recently received a favorable ruling. It is possible that Glazer’s will proceed with additional objections through legal channels, but the Company intends to continue with its plans to sell or surrender the identified distribution rights.

Industry Overview

The United States alcohol-based beverage industry generated total retail sales of approximately $164.3 billion during calendar 2005 versus $154.6 billion in calendar 2004, an increase of 6.3%. Sales of wine and spirits, in which NWS primarily competes, accounted for approximately 15% and 33%, respectively, or $78.2 billion of total retail beverage alcohol sales in 2005. The growth in the retail sales of spirits was primarily attributable to the premium and high end brands which included flavored and imported vodkas, rums, and an expansion of flavors in the cordial and liqueur product offerings. Wine consumption rose by 2.2% in calendar 2005 versus 2004, and the increase was primarily attributable to imported wine which grew by 5.4% while domestic products were up by 1.1% over the prior year. The increase in the import category during 2005 was responsible for approximately 60% of the increase in wine consumption while accounting for one quarter of the wine case sales in the United States, according to industry surveys. The Company believes the current trend of consumer preference for premium brands will continue.

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

Under the three-tier regulatory framework established by federal and state law, suppliers of alcohol-based beverages are generally prohibited from selling their products directly to retail outlets or consumers, effectively requiring suppliers to use distributors such as NWS. This regulatory framework effectively insulates distributors from vertical competition from suppliers or retail customers. Certain large chain retailers have challenged the three tier structure in particular states, in an attempt to gain favorable pricing directly from wineries and breweries. A successful challenge to the three tier system has not occurred, but is a potential long term threat to the current framework. In some states, referred to as “control states,” state law has historically mandated the state to act as the exclusive wholesale distributor and/or retailer of alcohol-based beverages. In 1996, Michigan became the first control state to privatize aspects of the wholesale distribution of spirits, and NWS has become the leading Authorized Distribution Agent (“ADA”) of spirits in that state.

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

Suppliers and Products

NWS represents many of the largest suppliers of wine and spirits in the United States, and offers hundreds of brands and more than 12,000 individual products. The breakdown of sales among wine, spirits and other products distributed by NWS in 2006, 2005 and 2004 is as follows:

	Wine (in thousands)			Spirits (in thousands)			Other (in thousands) (1)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Product sales	$195,413	$137,355	$140,874	$353,907	$267,540	$241,175	$137,340	$119,504	$131,566
Distribution fees	—	—	—	30,964	29,268	27,045	—	—	—
Percentage of total Company revenue	27.2%	24.9%	26.1%	53.6%	53.8%	49.6%	19.1%	21.4%	24.3%

(1)	Other includes beer, tobacco, malt based, and non-alcoholic products

In each of the last three fiscal years, sales of wine and spirits accounted for more than 75% of consolidated revenue. The financial statements contained in Item 8 of this Form 10-K set forth the Company revenues from external customers, profit, and total assets for each of the last three fiscal years.

In Michigan, ADA’s have exclusive relationships with suppliers by law, and receive distribution fees from suppliers as set by the state, rather than purchasing from the suppliers for resale to customers. This arrangement has the effect of understating the importance of spirits in NWS’ overall product mix. For purposes of illustrating the scale of NWS’ operations in Michigan, the total wholesale prices of products delivered by NWS for Michigan in 2006, 2005 and 2004 was approximately $399.0 million, $404.0 million and $389.0 million, respectively, based on the average fixed wholesale prices of the spirits delivered by NWS.

NWS’ products include many of the leading brands of spirits and wine. The Company represents nine of the top ten brands and distributes products from eight of the top ten suppliers. The following table lists the top ten brands of spirits during 2005 and the NWS business or affiliate that distributes or markets that particular brand:

Brand & Category	Supplier	NWS representation
Bacardi Rum	Bacardi USA	None
Smirnoff Vodka	Diageo	IN, MI
Captain Morgan Rum	Diageo	IN, MI
Absolut Vodka	Absolut Spirits/Future Brands	IN, MI, KY
Jack Daniel’s Straight Whiskey	Brown-Forman Beverages	IL, KY
Crown Royal Canadian Whiskey	Diageo	IN, MI
Jose Cuervo Tequila	Diageo	IN, MI
Jim Beam Straight Whiskey	Jim Beam Brands	IN, MI, KY
DeKuyper Cordials	Jim Beam Brands	IN, MI, KY
Seagram’s Gin	Pernod Ricard USA	IN

NWS represents many of the leading domestic and imported wine brands including the following, among many others:

Brand	Supplier	NWS representation
Almaden	Centerra Wine Company	IN
Beringer	Beringer Blass Wine Estates	IN
Carlo Rossi	E&J Gallo Winery	IL
Yellow Tail	W.J. Deutsch & Sons	IL
Arbor Mist	Centerra Wine Company	IN
Inglenook	Centerra Wine Company	IN
Vendange	Centerra Wine Company	IN
Kendall-Jackson	Kendall-Jackson Wine Estates	IL, IN, KY
Concha y Toro	Banfi Vintners	IN, IL
Cavit	Palm Bay Imports	IN
Riunite	Banfi Vintners	IL, IN
Lindemans	Southcorp Wines USA	IN, KY
Jacob’s Creek	Pernod Ricard USA	IN

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

NWS has entered into distribution agreements with certain of its suppliers in Indiana, Illinois, Michigan, and USB. The following figures represent approximate aggregate case sales and net sales for fiscal 2006 from suppliers with which the Company entered into such agreements, and brands for which the Company owns the distribution rights:

Case sales:	11,901,000
Net sales:	$407,051,000

Related Operations

During 1998 NWS formed a distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company (“Vertner”) and Kentucky Wine & Spirits (“Kentucky W&S”). NWS has a 25% interest in the partnership and the interest is reflected in the Company’s recorded equity in income of Commonwealth Wine & Spirits, LLC in the accompanying consolidated statement of operations.

Customers

Most states, including Indiana, Illinois and Michigan, require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Suppliers in these states may not legally sell directly to retail customers. NWS’ customers fall into two broad categories depending on where the alcohol-based beverage ultimately will be consumed: on-premise and off-premise. Off-premise customers include package liquor stores, grocery stores, drug stores and mass merchandisers. On-premise customers include hotels, restaurants and bars, and similar establishments. NWS currently serves over 35,000 retail locations in Indiana, Illinois and Michigan. No single customer represented more than 10.0% of NWS’ 2006 product sales and distribution fee revenue, respectively. As is customary in the industry, NWS’ products are generally purchased under standard purchase orders and not under long-term supply contracts. As a result, backlog is not meaningful in the wholesale distribution industry.

Industry-wide the percentage of case sales of wine and spirits for off-premise and on-premise in the United States for 2005 were approximately 76.9% and 23.1%, respectively. While the vast majority of case sales are from the off-premise outlets, approximately 55.0% of industry-wide retail wine and spirits dollar sales in the United States during 2005 were from on-premise outlets. The following table summarizes NWS’ customer base for NWS-Illinois and NWS-Indiana.

Type of Customer	Percentage of Tier 2 2005 Revenue by Trade Channel	Representative Customers
Off-Premise
Package Stores	36.3%	Gold Standard and Cap’n Cork
Grocery stores, drug stores and mass merchandisers	32.8	Marsh, Dominicks, Kroger, American Stores (Osco), CVS, Sam’s Club, Meijer, Costco
Other	5.1

Percent of total	74.2%

On-Premise
Restaurants and Bars	21.2%	Charlie Trotter’s, House of Blues, Applebee’s, Lettuce Entertain U, TGI Fridays, Ruth’s Chris
Hotels, Entertainment	1.8	Four Seasons, Hyatt, Hilton, Marriott, United Center
Other	2.8	Crooked Stick Golf Course, American Legion

Percent of total	25.8%

Management believes that the large number and diversity of NWS’ customers and the regulatory nature of NWS’ business strengthens NWS’ liquidity. Indiana has a 15-day credit law beyond which retail customers are restricted from buying alcohol-based beverages from any distributor in the market. Illinois has a similar 30-day credit law. Typically, NWS’ bad debt expenses are incurred less than 30 days after shipment since the credit laws prohibit extension of terms. Average bad debt expense for the past five fiscal years has been approximately 0.06% of total NWS revenue.

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

Sales Teams. NWS sales organizational design is predicated upon category knowledge and expertise, trade channel knowledge, and geographic coverage. Through its marketing and sales force, NWS acts as the field marketing and merchandising arm of its suppliers by maintaining regular contact with NWS’ customers. NWS sales organizational strategy is to focus on the various on and off premise trade channels such as independents, national chains, membership clubs, and grocery. This trade focused strategy is implemented through a performance based compensation structure that aligns the goals of the customer and supplier with internal profitability. Additionally, NWS provides its customers with a wide variety of services in addition to order taking, merchandising, and delivery. These services include item selection and SKU optimization using space and financial tools, fact-based business presentations to capitalize on fair share, consumer pull-through marketing programs and communicating business-building solutions.

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

NWS’ sales force and management is equipped with laptop computers, which expedites order entry and provides instant feedback to customers regarding order activity. NWS provides its customers and suppliers with the ability to directly enter and track orders via electronic data interchange. In addition, NWS’ proprietary information systems provide its sales and marketing personnel, customers and suppliers with access to a database of information regarding the purchase and sale of alcohol-based beverages in specific geographic markets. NWS’ suppliers have immediate access to information regarding product and demographic trends within specific geographic markets and NWS’ customers have access to information regarding popular products or other trends from similarly situated retail locations. Management believes that the Company’s management information systems enhance its operating performance and improve its relationships with customers and suppliers.

Warehousing and Distribution

NWS utilizes a series of three master warehouses, three hyper-terminals and seven cross-docking facilities strategically located throughout Indiana, Illinois and Michigan to store and ship its products pending sale to customers. NWS’ customers ordinarily receive either next day or second-day delivery. In general, orders are collected during the day for batch routing and order “picking” at night. The Chicago and Detroit master warehouses each use an automated material handling system, including scanners, automated conveyors, dispensers and sorters. Products from the master warehouses are then shuttled nightly to either a hyper-terminal or a cross-docking facility where the orders are consolidated and loaded onto delivery trucks. Cross-docking facilities further extend the service areas of the master warehouses. Orders for delivery out of the various cross-docking facilities are picked in the master warehouses, shipped in during the night, and then transferred onto local delivery trucks for final delivery. NWS owns or leases a total fleet of approximately 319 delivery vehicles, consisting of 240 delivery trucks, 15 tractors, 24 trailers and 40 vans. As a result of a number of factors including state laws and regulations, NWS maintains independent distribution networks in Indiana, Illinois and Michigan.

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

The wine and spirits wholesale distribution business is highly competitive. NWS’ primary competition in Illinois includes Judge & Dolph and Southern Wine & Spirits. In Indiana, the only significant competitor is Olinger (a partnership of Glazer’s and Romano). None of the ten largest United States distributors currently competes with NWS in Michigan. Given the ongoing consolidation among distributors, as well as suppliers, the competitive landscape is subject to continuing change. Distributors compete for new suppliers or brands based on reputation, market share, access to customers and ability to satisfy supplier demands.

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

Employees

As of March 31, 2006, NWS had approximately 1,725 employees. Approximately 164 employees in Michigan and 507 employees in Illinois are represented by labor unions.

In Illinois, NWS has relationships with three unions:

(1)	Liquor and Allied Workers Union Local 3, annual agreements expiring September 30, 2007 and October 31, 2007;

(2)	Teamsters Union Local 525, expiring August 31, 2009; and

(3)	Teamsters Union Local 744, expiring May 31, 2008.

In Michigan, NWS has relationships with four unions:

(1)	Teamsters Union Local 299, expiring March 2, 2007;

(2)	Teamsters Union Local 337, expiring March 8, 2008;

(3)	Teamsters Union Local 406, annual agreements expiring September 10, 2006 and March 7, 2008; and

(4)	Teamsters Union Local 486, expiring March 2, 2007.

Employees of NWS in Indiana are not represented by any labor unions.

NWS has not experienced any work stoppages in more than 23 years as a result of labor disputes and considers its employee relations to be good.

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

Item 1A. Risk Factors

The risks and uncertainties affecting the Company and its business include, but are not limited to, those described below. These risk factors should be reviewed carefully along with the other information set forth in this Form 10-K. Additionally, to the extent any forward-looking information is presented, actual results may vary since many of these factors are outside of the Company’s control and are difficult to predict. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company faces significant competition. The wine and spirits wholesale distribution industry is highly competitive both for brand emphasis at the customer level and for the right to distribute important brands for key suppliers. The principal competitive factors in the Company’s business include service, breadth and availability of products, and price. Certain of the Company’s competitors have substantially greater financial and other resources than the Company.

The wine and spirits wholesale distribution industry has undergone significant changes in recent years. Rapid consolidation has occurred in the supplier sector, and consolidation has led to extensive realignment of distributor relationships. This realignment has resulted in the loss of certain distribution rights, and could result in further adverse changes in the future. In addition, consolidation among distributors is ongoing and expected to continue.

The Company is dependent upon certain key suppliers. Written distribution agreements with several suppliers are typically extended on an annual basis but are terminable upon 30 days or 60 days written notice. Several agreements have longer terms but may also be terminated in certain circumstances.

From time to time, distributors pay suppliers for the rights to add key brands or enter new markets. As noted above, certain of the Company’s competitors have greater financial resources. Additionally, in recent years several major suppliers have undertaken broad programs designed to consolidate and realign their distributor relationships. As a result of those programs, the Company no longer represents certain suppliers in certain markets.

The Company may lose additional suppliers in the future although it is also certainly possible that the Company will gain additional supplier relationships as a result of many of these same industry factors.

The Company is subject to extensive regulation and litigation. The distribution of alcohol-based beverages is subject to extensive regulation, requiring the Company to obtain and renew various permits and licenses to import, warehouse, transport, distribute and sell wine and spirits. As a condition to holding these permits and licenses, compliance with applicable federal and state regulations is necessary. Various governmental regulations applicable to the alcohol-based beverage industry may be changed so as to impose more stringent requirements on the Company’s operations.

There has also been increased litigation potentially impacting the industry’s three tier regulatory structure. For example, direct shipment of wine across state lines to consumers has been authorized now by many states as a result of this litigation. It is likely that there will continue to be challenges to the three tier system.

The Company’s business is concentrated in three states. The Company’s business is conducted primarily in the states of Indiana, Illinois and Michigan, and possibly impacted by the general economic conditions in those states.

Price increases or lack of product availability can affect the Company’s results. The Company is subject to suppliers’ price determinations and may not be able to pass on any price increases to customers. From time to time, the Company is also impacted by certain products not being available or having product supplied under an allocation arrangement.

The Company relies on its ability to properly manage operating costs. As a distribution company, controlling warehouse, delivery and selling expenses remains a top priority. Controlling administrative costs is also very important. The Company’s ability to control these costs in the future will be impacted by a number of factors, including higher fuel costs and employee benefit plans.

The Company has unionized employees. As of March 31, 2006, 48% of the Company’s non-supervisory work force was covered under collective bargaining agreements, and the number of employees covered by collective bargaining agreements could increase in the future. Although the Company believes that relations with the unions are generally good, a prolonged work stoppage or strike by its unionized employees could have a material adverse affect on the Company.

The Company relies upon a third party to manage the day-to-day operation of its business in the state of Illinois. The Company has a strategic alliance with Glazer’s for the purpose of conducting business in the state of Illinois. The Company has also entered into an agreement that would allow the Company and Glazer to conduct operations in Illinois through an entity that would be 80% owned by Glazer and 20% owned by the Company and, under certain circumstances, to sell its Illinois assets to Glazer. The success of the relationship and strategic alliance with Glazer will likely continue to have a significant impact on the Company’s financial condition and results of operation.

The Company depends upon certain key management personnel. The Company’s success is dependent upon the continued services of certain senior management, particularly James E. LaCrosse, the Chairman, President and Chief Executive Officer. Mr. LaCrosse and other senior management personnel have long and well-established relationships with key suppliers and customers. The loss of the services of Mr. LaCrosse or any other member of senior management could adversely affect customer and supplier relationships.

Item 1B. Unresolved Staff Comment

None.

Item 2. Properties

NWS’ distribution facilities consist of three master warehouses, three hyper-terminals and seven cross-docking facilities. NWS’ corporate headquarters are located in Indianapolis, Indiana.

The master warehouses, located in Indianapolis, Chicago, and Detroit, serve as the primary storage facilities and regional offices for NWS. The Chicago warehouse contains approximately 650,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Indianapolis warehouse contains approximately 300,000 square feet of warehousing space, including a designated temperature controlled area for temperature-sensitive products. The Detroit warehouse consists of approximately 230,000 square feet of warehousing space.

The following chart lists NWS’ warehouses and delivery, production and office facilities:

Segment	State	Location	Owned/ Leased	Total Square Feet	Principal Function
Product sales
	Indiana	Indianapolis	Owned	351,000	Master Warehouse/Office
		South Bend	Owned	76,900	Hyper-Terminal/Office
		Evansville	Owned	5,800	Cross-Docking Facility
		Evansville	Owned	2,400	Office
		Ft. Wayne	Leased	5,500	Office
		Crown Point	Leased	7,900	Office
		Indianapolis	Owned	3,500	Office-Leased to Perrier
		Indianapolis	Owned	15,000	Warehouse-Leased to Perrier
		Indianapolis	Owned	19,500	Office

	Connecticut	Stamford	Leased	5,700	Office

	Illinois	Chicago	Owned	715,000	Master Warehouse/Office
		Chicago	Leased	1,840	Leased Office Property
		Champaign	Leased	50,000	Hyper-Terminal/Office
		Peoria	Leased	56,000	Cross-Docking Facility/Office
		Collinsville	Leased	14,200	Cross-Docking Facility/Office
		Rockford	Leased	5,000	Cross-Docking Facility/Office

All other
	Michigan	Detroit (Brownstown)	Leased	238,000	Master Warehouse/Office
		Grand Rapids	Leased	97,000	Hyper-Terminal/Office
		Escanaba	Leased	7,500	Cross-Docking Facility/Office
		Saginaw	Leased	1,000	Cross-Docking Facility
		Traverse City	Leased	5,000	Cross-Docking Facility

NWS’ lease agreements for the Detroit master warehouse and the Grand Rapids hyper-terminal each have a ten-year term, expiring April 20, 2007 and January 31, 2007, respectively, and provide NWS with an option to purchase the properties. The facilities in Michigan are used to operate the Company’s distribution fee business.

Item 3. Legal Proceedings

On May 30, 2006, Glazer’s, through Glazer’s Distributors of Illinois, Inc., filed a complaint against the Company and NWS-Illinois in the Circuit Court of Cook County, Illinois. In its complaint, Glazer’s alleged that the proposed sale or surrender of certain distribution rights related to malt beverage products distributed by NWS-Illinois in Chicago and the state of Illinois violates the terms of the management services agreement and the conditional sales agreement between the Company and Glazer’s. The complaint seeks injunctive relief, declaratory judgment or, in the alternative, damages, attorneys’ fees, costs and other relief. Glazer’s also requested a temporary restraining order to enjoin the proposed sales, but the court denied that motion. The Company believes the claims are without merit and intends to vigorously defend the lawsuit.

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

Holders. As of June 7, 2006, the number of record holders of each of the classes of the Company’s common stock were as follows:

Voting common stock	2
Non-voting common stock	3

Dividends. The ability of the Company to pay dividends to its shareholders is restricted by certain covenants contained in its credit facility as well as certain restrictions contained in the Company’s indentures relating to its senior notes. Subject to these limitations, the Company has historically paid dividends to its shareholders for tax liabilities and for limited other purposes. In fiscal 2006 and 2005, the amounts of the dividends totaled $8.3 million and $0.2 million, respectively, in the aggregate.

Equity Compensation Plans. The Company does not have any equity compensation plans.

Item 6. Selected Consolidated Financial Data

The following summary historical financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto included in Item 8 and the financial statement schedules accompanying this report.

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

	Year Ended March 31, (Dollars and cases in thousands, except ratios and per case amount)
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net product sales	$686,660	$524,399	$513,615	$689,859	$659,594
Distribution fees	30,964	29,268	27,045	22,999	21,963

Total revenue	717,624	553,667	540,660	712,858	681,557
Cost of products sold	558,999	428,576	421,468	552,833	530,910

Gross profit	158,625	125,091	119,192	160,025	150,647
Selling, general and administrative expenses	144,098	112,988	120,270	144,550	131,025

Income (loss) from operations	14,527	12,103	(1,078)	15,475	19,622
Interest expense	(11,375)	(9,535)	(8,826)	(9,308)	(11,934)
Other income (expense)(1)	9,313	2,871	780	9,622	(228)

Net income (loss)	$12,465	$5,439	$(9,124)	$15,789	$7,460

Other Financial Data:
EBITDA (2)	$36,032	$25,525	$11,778	$34,704	$27,669
Net income (loss) margin	1.7%	1.0%	(1.7)%	2.2%	1.1%
Cash (used) provided by operating activities	$(1,048)	$12,054	$16,005	$15,185	$22,030
Cash (used) provided by investing activities	(21,277)	(3,133)	64	(2,489)	(5,307)
Cash provided (used) by financing activities	21,950	(7,430)	(20,423)	(18,611)	(9,082)
Depreciation and amortization	12,192	10,551	12,076	9,607	8,275
Capital expenditures (3)	$4,831	$1,211	$985	$2,337	$4,332
Ratio of earnings to fixed charges	1.8x	1.4x	0.1x	2.2x	1.6x
Operating Statistics:
Product Sales Operations
Gross profit margin	18.6%	18.3%	17.9%	19.9%	19.5%
Cases shipped (spirits and wine)	6,471	4,630	4,496	6,295	6,351
Fee Operations
Cases shipped (spirits)	2,985	2,907	2,912	2,549	2,721
Distribution fee per case as of March 31	$8.10	$7.78	$7.78	$7.60	$7.48

	As of March 31 (in thousands)
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash	$2,582	$2,957	$1,466	$5,820	$11,735
Total assets	234,417	193,789	187,100	203,814	201,405
Total debt	117,907	83,157	86,357	98,303	109,805
Total long-term liabilities	137,840	107,855	108,475	110,676	111,678
Stockholders’ equity	21,603	17,738	12,593	27,854	23,095

(1)	The increase in Other income (expense) in 2006, 2005 and 2003 resulted from payments from suppliers in connection with a vendor termination payment of $8.3 million, receipt of an arbitration award of $2.3 million and one time payments of $9.2 million, respectively.

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(2)	EBITDA is defined as net income or loss plus interest expense, depreciation and amortization. EBITDA is a non-GAAP financial measure within the meaning of Regulation G. EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of debt service capability. Management uses EBITDA to set targets and monitor and assess financial performance. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to net income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance and cash flow prepared in accordance with generally accepted accounting principles.

The most comparable GAAP measure for EBITDA is net income (loss). Following is a reconciliation between net income (loss) and EBITDA for the fiscal years 2002 through 2006:

	Year Ended March 31 (in thousands)
	2006	2005	2004	2003	2002
Net Income (loss)	$12,465	$5,439	$(9,124)	$15,789	$7,460
Interest expense	11,375	9,535	8,826	9,308	11,934
Depreciation	3,738	4,590	5,947	7,188	6,561
Amortization	8,454	5,961	6,129	2,419	1,714

EBITDA	$36,032	$25,525	$11,778	$34,704	$27,669

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

(3)	The components of capital expenditures by type are set forth below:

	Year Ended March 31 (in thousands)
	2006	2005	2004	2003	2002
Business expansion	$2,711	$—	$—	$140	$1,144
Information systems	789	501	490	1,121	1,418
Equipment	1,331	710	495	1,076	1,770

	$4,831	$1,211	$985	$2,337	$4,332

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

EBITDA is used throughout this Item as a financial indicator. Each reference to EBITDA herein is qualified by reference to, and should be read in conjunction with, this paragraph and the following two paragraphs and the reconciliation below. EBITDA, as used herein, is defined as net income or loss plus interest expense, depreciation and amortization. EBITDA should not be construed as an alternative to income or net cash flow from operating activities and should not be construed as an indication of operating performance or as a measure of liquidity.

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

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the fiscal years 2002 through 2006:

	Year Ended March 31 (in thousands)
	2006	2005	2004	2003	2002
Net Income (loss)	$12,465	$5,439	$(9,124)	$15,789	$7,460
Interest expense	11,375	9,535	8,826	9,308	11,934
Depreciation	3,738	4,590	5,947	7,188	6,561
Amortization	8,454	5,961	6,129	2,419	1,714

EBITDA	$36,032	$25,525	$11,778	$34,704	$27,669

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s expanded brand representation in certain markets resulted in greater total product sales revenue and case volume during the fiscal year ended March 31, 2006. Offsetting the increased revenue and gross margin, however, were higher operating costs and increased interest expense, when compared to the prior fiscal year. The Company’s gross profit increased by $33.5 million while operating expenses increased by $31.1 million during the twelve months ended March 31, 2006 from the prior fiscal year primarily due to increased personnel and operational costs related to additional brands represented in the Company’s product sales segment. The increase in the Company’s net income during the current fiscal year of $7.0 million was primarily the result of an $8.3 million vendor termination payment received during fiscal 2006.

The Company’s long term debt increased $34.8 million from March 31, 2005 primarily due to increased working capital needs of $25.0 million in the product sales segment and the funding of a $14.9 million deposit made in connection with the proposed acquisition of the stock of a Michigan wine wholesaler, L & L Wine and Liquor Corporation (“L&L”). The Company’s availability at March 31, 2006 under its $60.0 million revolving credit facility was $22.1 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table includes information regarding total cases shipped by NWS in 2006, 2005 and 2004:

	Year Ended March 31 (Cases in thousands)
	2006		2005		2004
	Cases	Percent Change	Cases	Percent Change	Cases
Wine (product sales)	3,604	65.3%	2,180	(5.4)%	2,304
Spirits (product sales)	2,867	23.4%	2,323	6.0%	2,192
Spirits (distribution fees)	2,985	2.7%	2,907	(0.2)%	2,912

Total wine and spirits	9,456	27.6%	7,410	0.0%	7,408

Other	8,728	3.4%	8,443	(7.6)%	9,139

Total	18,184	14.7%	15,853	(4.2)%	16,547

The Company has reclassified 127,000 cases of Wine products to Other case sales for the twelve months ended March 31, 2005. The affected items are reported as Other case sales during the current fiscal year and the reclassification was necessary to properly compare case volumes by category. USB’s results are included in the Other category for the current and prior years.

Fiscal 2006 Compared with Fiscal 2005

Revenue

The Company’s product sales revenue for the year ended March 31, 2006 increased by $162.3 million primarily due to increased brand representation in the Company’s Illinois business as compared to the prior fiscal year. The increase was primarily the result of the addition of the Brown Forman, E&J Gallo, and certain other brands during the current fiscal year in the product sales segment. Greater distribution fee revenue of $1.7 million was primarily due to the delivery fee that was increased from $7.78 per case to $8.10 per case effective October 30, 2005.

Gross Profit

Gross profit increased $33.5 million to $158.6 million due to increased product sales revenue, primarily from additional brand representation in the Company’s Illinois market. Distribution fees increased $1.7 million, primarily from greater brokerage fees of $0.5 million and greater delivery fees of $1.2 million for the year March 31, 2006, as compared to the prior fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2006 increased $31.1 million as compared to the prior fiscal year, primarily due to increased personnel and operational costs related to the additional brands represented in the Company’s product sales segment.

Warehouse and delivery expenses increased by $8.0 million during the fiscal year ended March 31, 2006 as compared to the prior fiscal year, and were the result of the increased case volume in the product sales segment. The increase in warehouse and delivery expenses was primarily from the product sales segment, as compared to the prior fiscal year, and was driven by increased labor expense of approximately $5.0 million, fuel costs of $0.6 million, rental expense of $0.5 million, and greater supply and maintenance expenses of $1.2 million. Warehouse and delivery expense in the distribution fee segment increased by $0.2 million primarily due to increased fuel costs of $0.2 million, greater wages of $0.3 million, greater supply and maintenance expense of $0.3 million, offset by a $0.6 million reduction in depreciation expense as compared to the prior fiscal year.

Selling expenses increased $15.6 million for the year ended March 31, 2006 as compared to the prior fiscal year, primarily due to the product sales segment which increased personnel and related wages and commissions by approximately $9.3 million, brand promotion costs of approximately $4.8 million, and greater auto expenses of $0.8 million. The increased costs were the result of supporting the additional brands that are represented in the product sales segment that were not distributed by the Company in the prior fiscal year.

Administrative expenses increased by $7.7 million for the year ended March 31, 2006 as compared to the prior fiscal year. The increase primarily resulted from increased head count noted previously and professional services, and consisted of greater health care costs of $2.4 million, increased payroll taxes of $1.8 million, increased wages of $1.1 million, greater professional fees of $0.6 million, increased retirement fund expenses of $0.8 million, and greater casualty insurance costs of $0.3 million.

Management fees from Glazer, as part of the management services agreement, were $18.8 million for the year ended March 31, 2006, as compared to $18.7 million for the prior fiscal year. The management fees are based upon the financial performance of the Illinois business whereby the Company receives management fees equal to 100% of any operating losses of its Illinois business. During the fiscal year ended March 31, 2005, the Company received fees equal to 80% of such losses through August 2005 and 100% of such losses thereafter.

Income From Operations

The Company’s operating income increased by $2.4 million for the fiscal year ended March 31, 2006 versus the prior fiscal year. The Company’s operating income from product sales increased by $2.1 million as compared to the prior fiscal year. The additional brand representation and related increase in gross profit exceeded the incremental operating expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

for the year ended March 31, 2006 as compared to the prior fiscal year. Operating income for the distribution fee segment increased by $0.3 million for the year ended March 31, 2006 as compared to the prior fiscal year, primarily due to an increase in the per case delivery fee that was effective October 30, 2005 which offset increased administrative and operational expenses during the current year.

Interest Expense

Interest expense increased by $1.8 million during the fiscal year ended March 31, 2006 as compared to the prior fiscal year, as a result of increased balances on the Company’s revolving credit facility to fund working capital and increases in the prime and LIBOR interest rates that are the basis for the facility’s interest rate. The Company utilized the revolving credit facility to fund the expansion of working capital needs in the product sales segment of approximately $25.0 million primarily due to increased personnel and operational costs related to additional brand representation and to fund a deposit, currently in escrow, of $14.9 million in connection with a stock purchase agreement executed on September 1, 2005. The applicable prime based interest rate on the revolving line of credit at March 31, 2006 was 8.00%, while the comparable rate at March 31, 2005 was 6.00%.

Other Income or Expense

During 2006, other income increased by $6.4 million versus the prior fiscal year, primarily due to the receipt of an $8.3 million vendor settlement that was received in the product sales segment. The vendor settlement represents compensation received from a vendor that terminated its distribution contract before the contractual expiration date. During 2005, the Company received an arbitration award of $2.3 million which did not recur. The Company’s share of income from Commonwealth Wine & Spirits, LLC for the fiscal year ended March 31, 2006 was $1.2 million, which was $0.7 million greater than the prior fiscal year.

Net Income

Net income was $12.5 million for the fiscal year ended March 31, 2006, which was $7.0 million greater than the prior fiscal year. The $7.0 million variance in net income was primarily due to the receipt of payments of $8.3 million in connection with the vendor settlement during the current year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the fiscal year ended March 31, 2006 was $36.0 million as compared to $25.5 million for the prior fiscal year. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income or loss, or net cash flow from operating activities, and should not be construed as an indication of operating performance or as a measure of liquidity.

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

Selling expenses for the product sales segment decreased $0.5 million from the prior fiscal year, primarily due to reductions in brand promotion costs of $2.8 million which offset increased wages of approximately $2.1 million. Sales salaries and associated travel expenses for the fee operations increased during the current fiscal year by approximately $1.3 million due to the addition of the Moet Hennessy brands and expansion of the Future Brands and Diageo brokerage fee operations as compared to the prior fiscal year.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company amended its revolving credit agreement on October 25, 2005, effective as of September 30, 2005, to extend the line of credit for borrowings up to $60.0 million, including standby or commercial letters of credit. The Company used the increased availability to fund working capital and a deposit, currently in escrow, related to a proposed acquisition of the stock of L&L.

The Company amended its revolving credit agreement on February 8, 2006, effective as of December 30, 2005, to extend the line of credit for borrowings up to $70.0 million until March 31, 2006, including standby or commercial letters of credit, and to increase the annual capital expenditures limit to $10.0 million from $5.0 million.

At March 31, 2006, the maximum available under the line of credit was $60.0 million, subject to borrowing base calculations. The Company had $34.0 million of outstanding advances and $4.0 million in letters of credit outstanding, and had availability of approximately $22.0 million at March 31, 2006. Commercial letters of credit of $4.0 million are issued for the self-insured portion of NWS’ casualty insurance policies.

Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. Of the $34.0 million of advances outstanding at March 31, 2006, $9.0 million bore interest at 8.00% based upon prime rate pricing, and $25.0 million bore interest at an average of 6.64% based upon LIBOR pricing. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined in the credit agreement, and are guaranteed by the Company’s subsidiaries. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at March 31, 2006. The Company anticipates that the revolving credit facility and other financial resources will provide adequate availability to fund operations and working capital needs during fiscal 2007.

Cash used in operating activities was $1.0 million for the fiscal year ended March 31, 2006, as compared to cash provided by operating activities of $12.9 million during the prior fiscal year. This comparative decrease in operating cash flow was primarily the result of increased working capital funding in the product sales segment for accounts receivable of $15.8 million and additional inventories of $11.8 million. The additional accounts receivable and inventories were the result of sales growth and inventory requirements due to the additional brand representation in the product sales segment. The Company funded the additional working capital needs through advances on the revolving line of credit and cash generated from additional net income of approximately $7.0 million.

Net cash used in investing activities was $21.3 million for the fiscal year ended March 31, 2006, compared to cash used of $4.0 million during the prior fiscal year. The Company funded $14.9 million to an escrow account as part of a stock purchase agreement for the acquisition of the stock of L&L. The Company’s purchases of property and equipment of $4.8 million included $2.0 million of equipment that was acquired from the Johnson Brothers wine wholesale operation. Additionally, $1.6 million was funded for the expansion of the Company’s facilities in Indiana.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s Fiscal 2007 capital expenditures are expected to include the completion of an upgrade to its material handling system in Indiana and total capital expenditures are expected to be approximately $7.0 to $10.0 million.

Net cash provided by financing activities was $22.0 million for the fiscal year ended March 31, 2006, versus $7.4 million used in financing activities during the prior fiscal year. Net advances under the Company’s revolving line of credit were $31.0 million greater during the current fiscal year compared to the prior fiscal year, and were used to fund the product sales working capital needs as well as the acquisition of the Johnson Brothers wine wholesale assets and the deposit of $14.9 million in connection with the proposed acquisition of the stock of L&L. Distributions to stockholders during the fiscal year ended March 31, 2006 were $8.3 million. Of the $8.3 million of stockholder distributions, $5.3 million was used to fund shareholder income tax estimates and $3.0 was retained by stockholders, as described in detail below. The Company’s revolving credit agreement and indenture limit the Company’s ability to declare certain stockholder distributions. Stockholder distributions are generally permitted for quarterly income tax estimates, and distributions for other purposes are subject to terms and conditions with which the Company was in compliance at March 31, 2006.

During 1998, Mr. LaCrosse, Chairman of the Company, transferred substantially all of his non-voting stock to a family trust, as part of an estate-planning transaction, in exchange for a note. As part of that transfer, the Company has distributed funds to Mr. LaCrosse, the family trust, and Ms. Johnston during the prior fiscal years and the distributions were made within the terms and conditions contained in the Company’s indenture governing its senior notes (including the limitation on restricted payments) and the revolving credit facility. As of March 31, 2005 there was approximately $2.5 million owed to Mr. LaCrosse by the family trust related to the 1998 transfer and sale of the non-voting stock. The Company issued a shareholder distribution on July 15, 2005 which provided $2.5 million to the family trust described above and $0.5 million to Ms. Johnston. The trust remitted $2.5 million to Mr. Lacrosse in full satisfaction of the note for the transfer and sale of the non-voting stock, and Mr. LaCrosse then loaned $2.0 million to the Company as subordinated debt. Mr. LaCrosse used $0.3 million of the proceeds to pay income tax estimates and he retained approximately $0.2 million. Ms. Johnston also loaned $0.5 million to the Company as subordinated debt as part of this same shareholder distribution.

The Company’s total assets of $234.4 million at March 31, 2006 increased by $40.6 million from March 31, 2005. The increase in assets was primarily due to an increase in trade and supplier accounts receivable of $18.6 million, inventories of $12.2 million, and the acquisition deposit of $14.9 million in connection with the proposed acquisition of the stock of L&L. The Company funded these expenditures by increased cash flow from earnings and utilizing and expanding the revolving credit facility from $40.0 million to $60.0 million. Total debt of $117.9 million at March 31, 2006 was $34.8 million higher than at March 31, 2005. Equity increased to $21.6 million at March 31, 2006 from $17.7 million at March 31, 2005. The $3.9 million increase was primarily due to net income of $12.5 million offset by stockholder distributions of $8.3 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company expects to maintain adequate cash balances, collateral, and revolving credit facility availability to satisfy the Company’s anticipated working capital and debt service requirements during fiscal 2007.

Aggregate Contractual Commitments

The following table sets forth NWS’ contractual obligations for the periods set forth as of March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$117,907,000	—	$111,079,000	$6,828,000	—
Future interest commitments(2)	30,157,000	$10,713,000	19,047,000	397,000	—
Operating lease obligations	8,111,000	3,901,000	2,879,000	992,000	$339,000
Distribution rights obligations	24,354,000	6,252,000	11,447,000	6,655,000	—
Purchase obligations	80,789,000	80,789,000	—	—	—
Defined benefit plan funding (1)	1,100,000	1,100,000	—	—	—
Brand promotion (3)	4,492,000	1,100,000	2,200,000	1,192,000	—
Employment agreement obligations	3,226,000	411,000	1,102,000	828,000	885,000

(1)	The amounts for funding of the defined benefit plan include only those amounts due within fiscal 2007, as future amounts are not estimable at this time.
(2)	The interest component was estimated using an average revolving credit facility balance of $34 million with an assumed interest rate of 7.0%, subordinated debt in the amount of $6.8 million with an assumed interest rate of 7.75% and senior notes in the amount of $77.1 million with a fixed interest rate of 10.125%.
(3)	Brand promotion obligations are based on contractual commitments with certain suppliers to provide marketing support for the supplier’s brands.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Other

As a matter of policy, the Company plans to review and evaluate all professional services firms every three to four years. This review will include but is not limited to legal, audit and information systems services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inflation

Inflation has not had a significant impact on the Company’s operations, but there can be no assurance that inflation will not have a negative effect on the Company’s financial condition, results of operations or debt service capabilities in the future.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment of Long-lived Assets. The Company evaluates long-lived assets and intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the probability of possible outcomes in determining the best estimate of future cash flows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company is unable to estimate with any degree of certainty the effect on the Company’s revenue or gross profit if these promotional activities are curtailed due to lack of supplier support. It is possible that the nature and amount of such vendor allowances could change in the future, including the possibility that certain vendors could reduce or eliminate allowances. In such event, it is likely that the Company would reduce its spending on brand promotion which, in turn, could adversely affect product sales.

The amounts of vendor promotional funds that were used to reimburse product promotional expenses and reduce cost of products sold were as follows:

	Years Ended March 31,
	2006	2005	2004
Vendor promotional funds that were used to offset specific and incremental product promotional expenses.	$23,896,000	$14,743,000	$20,282,000
Vendor promotional funds recorded as a reduction of cost of products sold	20,656,000	7,520,000	8,522,000

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

Defined Benefit Pension Plan. The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2004, the Company reduced its expected long-term rate of return on plan assets to 7.5% from 8.5% during the prior fiscal year. The assumed long-term rate of return on assets reflects the weighted average rate of earnings expected on the classes of funds invested, or to be invested to provide for the plan benefits. An analysis of the composition of the plan’s investments and investment policy compared against the investment’s expected returns results in the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) can affect future pension income (cost). Over the long term, the Company’s pension plan assets have earned an average annual return of 9.4%. However, the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

plan assets have earned an average of 4.2% per year during the last four years. Although the investment return on plan assets has been positive for each of the previous three years, should this recent trend continue, the Company will again be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company uses the preceding November’s Moody’s AA Corporate Bond Index rounded down to the nearest  1/4 of a percentage point. At March 31, 2006, the Company determined this rate to be 5.50%, a decrease of 25 basis points from the rate used at March 31, 2005. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in 2006 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.3 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the years ended March 31, 2006 and 2005, the Company recognized consolidated pretax pension cost of $0.7 million each year. The Company currently expects that the consolidated pension cost for 2007 will not be materially different from 2006. The Company’s required minimum amount of 2007 contributions are approximately $1.1 million. However, the Company may elect to increase the minimum level of contributions in 2007 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

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

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective June 15, 2005. The Company has determined the effect of SFAS No. 151 did not have a material effect on its financial position, results of operations and cash flows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Company has determined the effect of SFAS No. 153 did not have a material effect on its financial position, results of operations and cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The Interpretation clarifies that the phrase “conditional asset retirement obligations” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation states that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143 and therefore should be recognized if their value can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined the effect of Interpretation No. 47 did not have a material effect on its financial position, results of operations and cash flows.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, changing the requirements for the accounting for and reporting of a change in accounting principle. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined the effect of SFAS No. 154 did not have a material effect on its financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following tables present the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at March 31, 2006 and March 31, 2005:

			At March 31, 2006
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed	$—	$—	$77,079,000	$—	$—	$—	$77,079,000	$77,658,000
Avg. Rate	—	—	10.125%	—	—	—	10.125%
Variable	$—	$—	$34,000,000	$6,828,000	$—	—	$40 828,000	$40 828,000
Avg. Rate	—	—	7.00%	7.75%	—	—	7.13%

			At March 31, 2005
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$77,079,000
Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$1,750,000	$4,328,000	—	$6,078,000	$6,078,000
Avg. Rate	—	—	—	6.00%	5.75%	—	5.82%

The Company has not had any material quantitative changes in its market risk exposures between the current and preceding fiscal years.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National Wine & Spirits, Inc.

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of National Wine & Spirits, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Wine & Spirits, Inc. and subsidiaries as of March 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana

June 26, 2006

National Wine & Spirits, Inc.

Consolidated Balance Sheets

	As of March 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,582,000	$2,957,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $949,000 and $761,000	41,032,000	28,558,000
Vendor, less allowance for doubtful accounts of $232,000 and $250,000	9,832,000	3,754,000
Inventory	92,779,000	80,568,000
Prepaid expenses and other current assets	5,386,000	4,997,000

Total current assets	151,611,000	120,834,000

Property and equipment, net	28,645,000	27,691,000
Other assets:
Cash surrender value of life insurance	5,404,000	4,892,000
Investment in Commonwealth Wine & Spirits, LLC	5,673,000	5,284,000
Intangible assets, net of amortization	25,823,000	32,681,000
Goodwill	1,246,000	1,246,000
Deferred pension costs	497,000	569,000
Deposits on acquisition	14,923,000	—
Deposits and other	595,000	592,000

Total other assets	54,161,000	45,264,000

Total assets	$234,417,000	$193,789,000

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$44,717,000	$39,851,000
Outstanding checks in excess of bank balance	316,000	—
Accrued payroll and payroll taxes	9,461,000	8,837,000
Excise taxes payable	4,581,000	4,286,000
Current portion of distribution rights obligations	5,312,000	5,136,000
Other accrued expenses	10,587,000	10,086,000

Total current liabilities	74,974,000	68,196,000

Deferred pension liability	3,332,000	3,073,000
Distribution rights obligations	16,601,000	21,625,000
Long-term debt	117,907,000	83,157,000

Total liabilities	212,814,000	176,051,000

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1,000	1,000
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53,000	53,000
Additional paid-in capital	25,009,000	25,009,000
Accumulated deficit	(625,000)	(4,822,000)
Accumulated other comprehensive loss-unrealized net pension loss	(2,835,000)	(2,503,000)

Total stockholders’ equity	21,603,000	17,738,000

Total liabilities and stockholders’ equity	$234,417,000	$193,789,000

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Operations

	Years Ended March 31
	2006	2005	2004
Net product sales	$686,660,000	$524,399,000	$513,615,000
Distribution fees	30,964,000	29,268,000	27,045,000

Total revenue	717,624,000	553,667,000	540,660,000

Cost of products sold	558,999,000	428,576,000	421,468,000

Gross profit	158,625,000	125,091,000	119,192,000

Selling, general and administrative expenses:
Warehouse and delivery	45,161,000	37,196,000	37,147,000
Selling	66,240,000	50,688,000	49,640,000
Administrative	51,545,000	43,847,000	46,117,000
Management fees	(18,848,000)	(18,743,000)	(12,634,000)

	144,098,000	112,988,000	120,270,000

Income (loss) from operations	14,527,000	12,103,000	(1,078,000)

Interest expense:
Related parties	(410,000)	(203,000)	(176,000)
Third parties	(10,965,000)	(9,440,000)	(9,366,000)
Gain from repurchase of long term debt	—	108,000	716,000

	(11,375,000)	(9,535,000)	(8,826,000)

Other income (expense):
Vendor termination payment and arbitration award	8,250,000	2,263,000	—
Interest income	49,000	3,000	21,000
Rental and other income (loss)	(193,000)	67,000	17,000
Equity in income of Commonwealth Wine & Spirits, LLC	1,207,000	538,000	742,000

	9,313,000	2,871,000	780,000

Net income (loss)	$12,465,000	$5,439,000	$(9,124,000)

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Stockholders’ Equity

	$.01 Par Value Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Voting	Non-Voting
Balance at March 31, 2003	$1,000	$53,000	$25,009,000	$5,081,000	$(2,290,000)	$27,854,000

Net income (loss)	—	—	—	(9,124,000)	—	(9,124,000)
Unrealized net pension loss	—	—	—	—	(129,000)	(129,000)

Comprehensive Income						(9,253,000)

Distributions to Stockholders	—	—	—	(6,008,000)	—	(6,008,000)

Balance at March 31, 2004	1,000	53,000	25,009,000	(10,051,000)	(2,419,000)	12,593,000

Net income	—	—	—	5,439,000	—	5,439,000
Unrealized net Pension loss	—	—	—	—	(84,000)	(84,000)

Comprehensive loss						(5,355,000)

Distributions to Stockholders	—	—	—	(210,000)	—	(210,000)

Balance at March 31, 2005	1,000	53,000	25,009,000	(4,822,000)	(2,503,000)	17,738,000

Net income	—	—	—	12,465,000	—	12,465,000
Unrealized net Pension loss	—	—	—	—	(332,000)	(332,000)

Comprehensive income						29,871,000

Distributions to Stockholders	—	—	—	(8,268,000)	—	(8,268,000)

Balance at March 31, 2006	$1,000	$53,000	$25,009,000	$(625,000)	$(2,835,000)	$21,603,000

See accompanying notes.

National Wine & Spirits, Inc.

Consolidated Statements of Cash Flows

	Years Ended March 31
	2006	2005	2004
Operating Activities:
Net income (loss)	$12,465,000	$5,439,000	$(9,124,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
Operating activities:
Depreciation of property and equipment	3,738,000	4,590,000	5,947,000
Amortization of intangible assets	8,454,000	5,961,000	6,129,000
Distributions from Commonwealth Wine & Spirits, LLC	818,000	847,000	786,000
Equity in earnings of Commonwealth Wine & Spirits, LLC	(1,207,000)	(538,000)	(742,000)
Provision for bad debt expense	313,000	193,000	547,000
Gain on repurchase of long term debt	—	(108,000)	(716,000)
(Gain) loss on sales of assets	63,000	11,000	(270,000)
Increase in cash surrender value of life insurance	(512,000)	(526,000)	(551,000)
Changes in operating assets and liabilities
Accounts receivable	(18,865,000)	(3,333,000)	13,865,000
Inventories	(12,211,000)	(372,000)	2,786,000
Prepaid expenses and other current assets	(389,000)	(504,000)	(192,000)
Deposits and other	—	7,000	(4,000)
Accounts payable	4,866,000	(652,000)	742,000
Accrued expenses and taxes	1,419,000	1,886,000	(2,503,000)

Net cash and cash equivalents provided by (used in) operating activities	(1,048,000)	12,901,000	16,700,000

Investing activities:
Purchases of property and equipment	(4,831,000)	(1,211,000)	(985,000)
Purchases of intangible assets	(1,597,000)	(3,519,000)	(210,000)
Proceeds from sale of property and equipment	74,000	453,000	106,000
Deposits on acquisitions	(14,923,000)	—	—
Proceeds from sale of intangible assets	—	100,000	272,000
Collections on notes receivable	—	197,000	95,000

Net cash and cash equivalents provided by (used in) investing activities	(21,277,000)	(3,980,000)	(722,000)

Financing activities:
Cash provided (used) by outstanding checks in excess of bank balance	316,000	(91,000)	91,000
Proceeds from line of credit borrowings	233,500,000	196,500,000	140,400,000
Principal payments on line of credit borrowings	(201,250,000)	(197,750,000)	(141,400,000)
Principal payments on long-term debt, including purchases of senior notes	—	(1,842,000)	(9,935,000)
Proceeds of borrowings from stockholder	2,500,000	—	—
Payments of distribution rights obligations	(4,848,000)	(4,037,000)	(3,480,000)
Distributions to stockholders	(8,268,000)	(210,000)	(6,008,000)

Net cash and cash equivalents provided by (used in) financing activities	21,950,000	(7,430,000)	(20,332,000)

Net increase (decrease) in cash and cash equivalents	(375,000)	1,491,000	(4,354,000)
Cash and cash equivalents, beginning of year	2,957,000	1,466,000	5,820,000

Cash and cash equivalents, end of year	$2,582,000	$2,957,000	$1,466,000

See accompanying notes.

National Wine & Spirits, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (NWS or the Company), an S-Corporation, is a holding company which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (NWSC) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (NWS-LLC) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (NWSM) distributes liquor throughout Michigan and National Wine & Spirits, LLC (NWSM-LLC) is a wholesale distributor of non-alcoholic and low proof products throughout Michigan. NWSM distributes spirits products as an Authorized Distribution Agent (ADA) for the State of Michigan and derives revenue from distribution and brokerage fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 12. Based in Connecticut, United States Beverage, LLC (USB) distributes and markets import and craft beer along with malt based products throughout the United States.

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

Fair Value of Financial Instruments

The Company’s cash, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and the carrying amounts approximate fair value. Long-term notes receivable and payable, except for the Company’s senior notes payable, have primarily variable interest rates, thus their carrying amounts approximate fair value. The fair value of the Company’s senior notes payable has been determined on the basis of the specific securities issued and outstanding and is estimated at $77,658,000 at March 31, 2006.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $10,729,000, $6,063,000 and $8,432,000 in 2006, 2005 and 2004, respectively.

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

Goodwill

Goodwill consists of costs in excess of the net assets acquired in connection with an acquisition in April, 1999. Prior to April 2002, goodwill was amortized using the straight-line method over 15 years. Effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets. As such, the Company no longer amortizes goodwill and performs annual tests for impairment, which was performed as of March 31, 2006, and there was no indication of impairment. There was no change to Goodwill during 2006 and 2005.

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

Net sales and distribution fees are recognized at the time product is delivered, which is when title passes. Shipping and handling charged to customers is included in Net Product Sales. For the years ended March 31, 2006, 2005, and 2004, the Company incurred delivery expenses of $19,573,000, $15,394,000 and $14,739,000, respectively, which are included in warehouse and delivery expenses in the accompanying Consolidated Statements of Income.

Statement of Operations Classification

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

The Company classifies the following expense categories separately on its statement of operations: warehouse and delivery; selling; and administrative. The Company’s costs to operate its warehousing and distribution network, including costs for purchasing, receiving, storing, internal product transfers, order fulfillment, and delivery are included in the warehouse and delivery expense category. The Company’s selling expenses primarily include sales commissions, wages, travel, entertainment, and product promotional costs. Administrative expenses of the Company primarily include officers’ wages, office salaries, legal costs, health and welfare expenses, payroll taxes, and general office expenses.

Payments to Customers

The Company records certain payments to customers as a reduction of revenue in accordance with EITF 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). The Company recorded $12,209,000, $12,299,000 and $14,075,000 of consideration paid to customers as a reduction of revenue in the Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004, respectively.

Vendor Allowances Received

The Company records vendor allowances and discounts in accordance with EITF 02-16: Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The Company receives promotional funds from numerous suppliers by credit memos that the Company may apply to future payments, by receipt of product without charge, or by direct payment from the supplier. The promotional funds reimburse the Company for specific and incremental product promotional costs that the Company would not have otherwise undertaken or to fund future promotional activities. As outlined in EITF 02-16, these funds are classified as a current liability and are then applied to offset a specific operating cost for which the funds were received or classified as a reduction of cost of products sold upon the sale of the product to which the funds relate. In accordance with this guidance, allowances and discounts received from suppliers are recognized at different times depending upon the timing and type of allowance or discount received. When the Company incurs promotional costs and invoices the supplier for reimbursement, the recognition of the supplier allowance is recorded at the time the Company invoices the supplier, as an offset to operating cost. In instances in which the supplier supplies product at a discounted cost, or supplies product without charge, the Company records the allowance when the product is sold, as an offset to cost of products sold. Additionally, in circumstances in which the supplier advances funds for future promotional activities, the Company defers the recognition of the allowance until the promotional activities occur or when products are sold at a discounted price.

Many of the vendor allowance programs are not part of written contracts and collectibility of amounts owed to NWS under such agreements is not assured. Management reviews vendor accounts receivable balances for collectibility and records an allowance for management’s best estimate of uncollectible accounts.

The Company is unable to estimate with any degree of certainty the effect on the Company’s revenue or gross profit if these promotional activities are curtailed due to lack of supplier support. It is possible that the nature and amount of such vendor allowances could change in the future, including the possibility that certain vendors could reduce or eliminate allowances. In such event, it is likely that the Company would reduce its spending on brand promotion which, in turn, could adversely affect product sales.

The amounts of vendor promotional funds that were used to reimburse product promotional expenses and reduce cost of products sold were as follows:

	Years Ended March 31,
	2006	2005	2004
Vendor promotional funds that were used to offset specific and incremental product promotional expenses.	$23,896,000	$14,743,000	$20,282,000
Vendor promotional funds recorded as a reduction of cost of products sold	20,656,000	7,520,000	8,522,000

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective June 15, 2005. The Company has determined the effect of SFAS No. 151 did not have a material effect on its financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Company has determined the effect of SFAS No. 153 did not have a material effect on its financial position, results of operations and cash flows.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, changing the requirements for the accounting for and reporting of a change in accounting principle. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined the effect of SFAS No. 154 did not have a material effect on its financial position, results of operations and cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The Interpretation clarifies that the phrase “conditional asset retirement obligations” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation states that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143 and therefore should be recognized if their value can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined the effect of Interpretation No. 47 did not have a material effect on its financial position, results of operations and cash flows.

Reclassifications

Certain amounts from the prior year’s consolidated statements of cash flows have been reclassified to conform to the current year presentation.

2. Investment in Unconsolidated Subsidiaries

eSkye Solutions, Inc.

The Company accounts for its investment in eSkye Solutions, Inc. (eSkye) on the equity method in accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (APB 18). Losses under the equity method for the year ended March 31, 2003 were in excess of the remaining book value of the investment in eSkye. At March 31, 2006, the Company’s share of eSkye’s voting stock was 8.7%.

Commonwealth Wine & Spirits, LLC

In December 1998, NWSC formed a new distributorship in Kentucky (Commonwealth Wine & Spirits, LLC) in partnership with two existing Kentucky-based distributors, The Vertner Smith Company (“Vertner”) and Kentucky Wine & Spirits (“Kentucky W&S”). NWSC has accounted for its investment in Commonwealth Wine & Spirits, LLC using the equity method. Under the terms, NWSC invested $7,500,000 in exchange for a 25% interest in the new company. Vertner and Kentucky W&S equally own the remaining 75%. A portion of NWSC’s initial investment related to a franchise fee paid by NWSC on behalf of the new distributorship. As part of the operating agreement, NWSC’s initial cash distributions from the new distributorship are treated as return of NWSC’s original investment. As a result, the amortization of this franchise fee was allocated 100% to NWSC for the fiscal years 1999 through 2004, and is reflected in the Company’s recorded equity in income of Commonwealth Wine & Spirits, LLC in the accompanying consolidated statement of operations. The Company received distributions of $818,000, $847,000 and $786,000 and recorded equity in earnings of $1,207,000, $538,000 and $742,000 from Commonwealth Wine & Spirits, LLC in 2006, 2005 and 2004, respectively.

Summary financial information for eSkye Solutions, Inc. and Commonwealth Wine & Spirits, LLC is as follows:

	Years Ended March 31,
	2006	2005	2004
Sales	$87,035,000	$82,674,000	$81,355,000
Operating income (loss)	3,672,000	2,426,000	(2,222,000)
Net income (loss)	3,296,000	1,138,000	(2,020,000)

	March 31,
	2006	2005
Current assets	$18,539,000	$17,576,000
Non-current assets	1,273,000	1,790,000
Current liabilities	7,043,000	7,744,000
Non-current liabilities	3,176,000	2,875,000
Minority interest	—	3,000
Redeemable stock	18,466,000	23,584,000

3. Inventory

Inventory at March 31 is comprised of the following:

	2006	2005
Inventory at FIFO	$105,882,000	$92,228,000
Less: LIFO reserve	(13,103,000)	(11,660,000)

	$92,779,000	$80,568,000

The Company utilizes the LIFO method of accounting for inventory for substantially all of its inventory. The amounts accounted for under LIFO as of March 31, 2006 and March 31, 2005 were $102,471,000 and $88,873,000, respectively.

4. Property and Equipment

Property and equipment at March 31 is comprised of the following:

	2006	2005
Land and improvements	$1,173,000	$1,173,000
Buildings and improvements	31,088,000	31,687,000
Furniture and equipment	14,923,000	14,174,000
Warehouse equipment	32,199,000	28,304,000
Automobiles and trucks	5,646,000	5,295,000

	85,029,000	80,633,000

Less: Accumulated depreciation	56,384,000	52,942,000

	$28,645,000	$27,691,000

5. Supplemental Cash Flow Information

During the years ended March 31, 2006, 2005 and 2004, the Company purchased intangible assets, principally distribution rights of $1,597,000, $11,146,000 and $15,797,000, respectively, by incurring other liabilities of $-0-, $7,626,000 and $15,587,000, respectively.

Cash paid for interest was $11,038,000, $9,683,000 and $9,935,000 in 2006, 2005 and 2004, respectively.

6. Intangible Assets

Intangible assets at March 31 are comprised of the following:

		2006		2005
Intangible Assets Subject to Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	7	$42,400,000	$18,365,000	$40,859,000	$10,486,000
Loan acquisition costs	10	4,061,000	2,828,000	4,065,000	2,427,000

Total		$46,461,000	$21,193,000	$44,924,000	$12,913,000

Intangible Assets Not Subject to Amortization		Carrying Amount		Carrying Amount
Distribution rights		$555,000		$670,000

Consolidated amortization expense related to intangible assets subject to amortization for 2006, 2005, and 2004 was $8,349,000, $5,731,000 and $5,513,000, respectively.

As a result of the declining demand and lower than expected sales performance for a product line in the Company’s product sales segment, management performed impairment analyses of the related distribution rights. Management determined that the related distribution rights were impaired and recorded a charge of $105,000, $267,000 and $846,000 to amortization expense during the twelve month periods ended March 31, 2006, 2005 and 2004, respectively, to write the intangible asset down to fair value. Fair value was calculated based on the discounted future cash flows of the product line’s expected contribution margin.

The estimated amortization expense for each of the next five years is as follows:

2007	$7,059,000
2008	6,217,000
2009	5,626,000
2010	4,971,000
2011	935,000

$24,808,000

7. Debt

Long-term debt at March 31 is comprised of the following:

	2006	2005
Senior notes payable (A)	$77,079,000	$77,079,000
Bank revolving line of credit (B)	34,000,000	1,750,000
Notes payable to stockholders, net (C) (also see Note 11)	6,828,000	4,328,000

	117,907,000	83,157,000
Less: current maturities	—	—

	$117,907,000	$83,157,000

(A)	On January 25, 1999, the Company issued $110.0 million of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several. NWS is a holding company and has no independent assets or operations.

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

(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana that provides a revolving line of credit for borrowings of up to $40.0 million, including standby or commercial letters of credit of up to $5.0 million, through April 1, 2008. Commercial letters of credit of $4.0 million were outstanding at March 31, 2006 for the self-insured portion of NWS’ casualty insurance policies. Line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by all NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures. As of March 31, 2006, the applicable interest rate on $9.0 million of the revolving line of credit was 8.00%, based upon prime rate pricing. The applicable rate on $25.0 million of the revolving line of credit was 6.64%, based upon LIBOR pricing.

The Company amended its revolving credit agreement on September 28, 2005 to extend the line of credit for borrowings up to $47.0 million, including standby or commercial letters of credit, to fund working capital. The Company used the increased availability in part to fund the acquisition of certain inventory and equipment from another distributor in Illinois on August 1, 2005.

The Company amended its revolving credit agreement on October 25, 2005, effective as of September 30, 2005, to extend the line of credit for borrowings up to $60.0 million, including standby or commercial letters of credit. The Company used the increased availability to fund working capital and a deposit, currently in escrow, related to a proposed acquisition.

The Company amended its revolving credit agreement on February 8, 2006, effective as of December 30, 2005, to extend the line of credit for borrowings up to $70.0 million until March 31, 2006, including standby or commercial letters of credit, and to increase the annual capital expenditures limit to $10.0 million from $5.0 million.

At March 31, 2006, the maximum available under the line of credit was $60.0 million, subject to borrowing base calculations. The Company had $34.0 million of outstanding advances and $4.0 million in letters of credit outstanding, and had availability of approximately $22.0 million at March 31, 2006. Commercial letters of credit of $4.0 million are issued for the self-insured portion of NWS’ casualty insurance policies.

(C)	On July 19, 2005, two shareholders of the Company loaned a total of $2.5 million to the Company on an unsecured basis. The notes are subordinated to both the Company’s senior notes and revolving credit facility. Interest on the notes is variable and equal to the prime rate of interest that is announced by LaSalle Bank National Association, 7.75% at March 31, 2006. Payment of interest by the Company to the shareholders is subject to the terms of the indenture and revolving credit facility.

The Company’s revolving credit facility and indenture limit the Company’s ability to declare certain shareholder distributions. Distributions to shareholders are generally permitted for quarterly income tax estimates, but distributions for other purposes are subject to other terms and conditions including the level of consolidated net income of the Company and its subsidiaries. There are no restrictions on the Company’s subsidiaries’ ability to transfer cash or other assets to the Company.

The credit agreement and the indenture governing the senior notes contain cross-default provisions. Under the credit agreement, an event of default will occur if the Company fails to make timely payment, beyond any applicable grace period, on any indebtedness in excess of $1.0 million or if the Company or its restricted subsidiaries fails to perform any other agreement relating to such indebtedness if such failure results, or could result, in acceleration of the indebtedness or permits the holders of the indebtedness to elect a majority of the board of directors of the Company. Under the indenture, in the case of indebtedness in an aggregate amount of $5.0 million or more (including all indebtedness with respect to which an event of default has occurred), an event of default will occur if the Company fails to make timely payment, beyond any applicable grace period, or commits any other event of default that results in acceleration of the indebtedness. If the Company fails to meet its covenants under the indenture governing the senior notes, the Company could be in default under the indenture and the credit agreement which could, in turn, result in the acceleration of the indebtedness under each agreement.

The Company was in compliance at March 31, 2006 with the restrictive covenants, as amended, of the revolving credit facility.

Principal payments due on debt at March 31, 2006 are as follows:

2007	—
2008	—
2009	$111,079,000
2010	$6,828,000
2011	—
Thereafter	—

$117,907,000

8. Common Stock

The Company has two authorized classes of capital stock: voting $0.01 par value common shares and non-voting $0.01 par value common shares. Both classes of stock have the same relative rights, performance limitations and restrictions, except that non-voting shares are not entitled to vote on any matters submitted to a vote of the stockholders, except as provided by law.

9. Commitments and Contingencies

The Company leases office and warehouse space under noncancellable operating leases ranging from two to ten years, some of which include renewal and purchase options and escalation clauses, expiring on various dates through 2015. The Company also leases certain trucks and equipment pursuant to noncancellable operating leases with terms ranging from three to seven years. Future minimum rent payments as of March 31, 2006 are as follows:

2007	$3,901,000
2008	1,746,000
2009	1,133,000
2010	674,000
2011	318,000
Thereafter	339,000

$8,111,000

Rent expense was $5,648,000, $4,941,000 and $4,797,000 in 2006, 2005 and 2004, respectively.

The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits or claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

The Company engages in brand promotional activities with certain suppliers and has committed to continue these efforts while representing the suppliers’ brands. Future minimum promotional commitments as of March 31, 2006 are as follows:

2007	$1,100,000
2008	1,100,000
2009	1,100,000
2010	1,100,000
2011	92,000
Thereafter	—

$4,492,000

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

	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,210,000	$7,255,000
Service cost	540,000	489,000
Interest cost	465,000	428,000
Actuarial changes	347,000	261,000
Benefits paid	(270,000)	(223,000)

Benefit obligation at end of year	$9,292,000	$8,210,000

Change in plan assets:
Fair value of plan assets at beginning of year	$6,010,000	$4,872,000
Actual gain on plan assets	394,000	460,000
Employer contributions	1,060,000	901,000
Benefits paid	(270,000)	(223,000)

Fair value of plan assets at measurement date	$7,192,000	$6,010,000

Reconciliation of funded status:
Funded (Unfunded) status	$(2,100,000)	$(2,200,000)
Unrecognized actuarial loss	2,835,000	2,503,000
Unrecognized prior service cost	489,000	541,000
Unrecognized transition obligation	8,000	28,000

Prepaid benefit cost at measurement date	1,232,000	872,000

Contributions made after measurement date	200,000	200,000

Prepaid benefit cost at end of year	$1,432,000	$1,072,000

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$1,432,000	$1,072,000
Non-current deferred additional liability	(3,332,000)	(3,073,000)
Deferred pension costs - intangible asset	497,000	569,000
Accumulated other comprehensive loss	$2,835,000	$2,503,000

Increase in minimum liability included in other comprehensive income	$332,000	$84,000

As of March 31, 2006 and 2005, the Company has recorded an additional minimum pension liability of $3,332,000 and $3,073,000, respectively. As the additional liability exceeds the intangible asset, the excess is recorded in Accumulated Other Comprehensive Loss in the amounts of $2,835,000 and $2,503,000 as of March 31, 2006 and 2005, respectively. An intangible asset of $497,000 and $569,000 was reflected in the Company’s consolidated balance sheet at March 31, 2006 and 2005, respectively. The change in the pension liability at March 31, 2006 as compared to the liability at March 31, 2005 was primarily caused by the 0.25% decrease in the discount rate assumption.

The projected benefit obligation and accumulated benefit obligation exceeded the fair value of plan assets as of the Company’s fiscal 2006 and 2005 measurement dates, as illustrated in the following table:

	2006	2005
Projected benefit obligation	$9,292,000	$8,210,000
Accumulated benefit obligation	$9,292,000	$8,210,000
Plan assets at fair value	$7,192,000	$6,010,000

Estimated benefit payments from the plan for each of the next five years ending on the measurement date at December 31, and in the aggregate for the five years thereafter, are as follows:

Plan Year	Benefit Payments
2007	$259,000
2008	277,000
2009	290,000
2010	292,000
2011	318,000
Years 2012 to 2016	2,113,000

It is the Company’s policy to make quarterly contributions to the plan sufficient to meet the funding requirements of applicable laws and regulations, plus such additional voluntary amounts as deemed appropriate. The components of net periodic pension cost of the defined benefit plan are as follows for the years ended March 31:

	2006	2005	2004
Service cost-benefits earned during the year	$540,000	$489,000	$398,000
Interest on projected benefit obligation	465,000	428,000	384,000
Expected return on plan assets	(482,000)	(385,000)	(323,000)
Amortization of unrecognized net transition asset	20,000	20,000	20,000
Amortization of loss	104,000	103,000	101,000
Amortization of prior service cost	53,000	53,000	53,000

Net periodic pension cost	$700,000	$708,000	$633,000

The Company’s discount rate assumption is based upon the average monthly yield of the Moody’s AA Corporate Bond Index rounded down to the nearest  1/4 of a percentage point. The discount rate represents the Company’s estimate of the rate of return on invested assets that would provide the necessary future cash flows to pay the expected future benefit payments. The return on plan assets reflects the weighted-average of the long term rates of return for the broad categories of investments held in the Company’s defined benefit pension plan. The expected rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s assets. The actuarial assumptions used in accounting for the Company’s defined benefit retirement plan were as follows:

	2006	2005
Discount rate	5.50%	5.75%
Expected return on plan assets	7.50%	7.50%
Benefit increases	0.00%	0.00%

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

This asset allocation range was used for the year ended March 31, 2006 and is the allocation to be used for the year ended March 31, 2007. As of the Company’s 2006 and 2005 measurement dates, the percentage of fair value of total assets by asset category was as follows:

	2006	2005
Asset category:
Equity securities	64.88%	61.36%
Debt securities	32.76%	21.71%
Cash and cash equivalents	2.36%	16.93%

The Company expects to contribute approximately $1,100,000 to its defined benefit pension plan during the fiscal year ending March 31, 2007.

The Company also sponsors a defined contribution benefit plan for substantially all employees not covered by the defined benefit plan. Contributions to the plan are made at the discretion of the Company and may not exceed 5% of a participant’s compensation. The Company recorded $2,237,000, $1,823,000 and $1,588,000 of expense for the defined contribution plan in 2006, 2005 and 2004, respectively.

NWS-LLC contributes to union-sponsored multi-employer pension plans, which provide for contributions based on a specified rate per labor hour. Union employees constitute approximately 64% of NWS-LLC’s workforce and 52% of NWSM’s workforce. Contributions charged to expense were $1,043,000, $621,000 and $575,000 in 2006, 2005 and 2004, respectively. Information as to NWS-LLC’s portion of accumulated plan benefits and plan net assets is not available. Under the Employee Retirement Income Security Act of 1974 as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. NWS-LLC has no intention of withdrawing from the plans.

The Company sponsors a nonqualified deferred compensation plan for certain selected employees who may elect to defer up to 50% of their annual compensation. The Company does not match employee contributions to the nonqualified plan. The Company’s accrued obligations under this supplemental plan were $587,000 and $250,000 at March 31, 2006 and 2005, respectively. The Company has set aside investment assets, which are carried at fair value and reported in prepaid expenses and other current assets, which it intends to use to fund these obligations in the amounts of $587,000 and $250,000 at March 31, 2006 and 2005, respectively.

11. Related Party Transactions

In 1998, the Company and its stockholders executed subordinated notes payable to stockholders and the total of subordinated notes payable was $6,828,000 and $4,328,000 at March 31, 2006 and 2005, with the principal balance due in December 2009. These notes bear interest at the prime lending rate. Interest expense on these notes was $410,000, $203,000 and $176,000 in 2006, 2005, and 2004, respectively.

The Chairman of NWS individually purchased $1,700,000 of the Company’s senior notes from the open market during the fourth quarter of fiscal year 2004.

A former Director of the Company is the Chairman and Chief Executive Officer of eSkye. The Company received 6,000,000 shares of common stock in eSkye upon inception, representing founders stock. The Company accounts for its investment in eSkye using the equity method. The Company’s investments in 1999 and 2000 in convertible preferred stock of eSkye totaled $2,513,000 and the investment has been recognized as having no value on the Company’s consolidated balance sheet since March 31, 2003.

NWS leased facilities and certain office equipment to eSkye under the terms of a three-year operating lease that expired September, 2004. NWS did not charge or receive any rent from eSkye during the years ended March 31, 2006, 2005 and 2004 in order to maintain a tenant in an unused portion of the office building of the Company’s corporate headquarters. The Company paid eSkye fees for computer services of $0, $35,000 and $50,000 during the years ended March 31, 2006, 2005 and 2004, respectively.

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

	2006	2005	2004
Revenue from external customers
Product sales	$686,660,000	$524,399,000	$513,615,000
All other	30,964,000	29,268,000	27,045,000
Interest expense
Product sales	9,253,000	8,063,000	7,110,000
All other	2,122,000	1,472,000	1,716,000
Depreciation expense
Product sales	3,299,000	3,412,000	4,041,000
All other	439,000	1,178,000	1,906,000
Amortization expense
Product sales	8,454,000	5,954,000	6,088,000
All other	—	7,000	41,000
Equity in earnings of Commonwealth Wine & Spirits, LLC
Product sales	1,207,000	538,000	742,000
All other	—	—	—
Segment income (loss) from operations
Product sales	11,660,000	9,562,000	(2,970,000)
All other	2,867,000	2,541,000	1,892,000
Segment assets
Product sales	210,431,000	185,087,000	177,042,000
All other	23,986,000	8,702,000	10,058,000
Investments in equity method investees
Product sales	5,673,000	5,284,000	5,593,000
All other	—	—	—
Goodwill
Product sales	—	—	—
All other	1,246,000	1,246,000	1,246,000
Expenditures on long-lived assets
Product sales	4,735,000	1,029,000	769,000
All other	96,000	182,000	216,000

13. Concentration of Risk

Products purchased from four suppliers amounted to approximately 44%, 46% and 46% of all purchases in 2006, 2005 and 2004, respectively.

14. Vendor Distribution Agreements

Future cash payments for all of the Company’s distribution rights obligations for the years ended March 31 are as follows:

2007	$6,252,000
2008	5,923,000
2009	5,524,000
2010	5,324,000
2011	1,331,000
Thereafter	—

Total distribution rights obligations	24,354,000
Imputed interest	(2,441,000)

Present value of minimum distribution rights payments	21,913,000
Current portion	(5,312,000)

Long-term distribution rights obligation	$16,601,000

The Company received $8,250,000 during the quarter ended March 31, 2006 from a vendor that terminated its distribution contract before the contractual expiration date. The Company reported approximately $29,300,000 in product sales revenue from the vendor during the fiscal year ended March 31, 2006.

15. Management Fees

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003 and, effective December 1, 2003, NWS modified certain terms of the agreement related to NWS’s operations in the State of Illinois. NWS formerly shared profits and losses of NWS-LLC equally with the other wholesaler. Under terms of the agreement effective December 1, 2003, the other wholesaler committed to fund 80% of operating losses and receive 80% of operating profits. NWS funded 20% of any such losses and received 20% of any such profits.

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

Pursuant to the agreement, NWS-LLC recorded approximately $18,848,000, $18,743,000 and $12,634,000 as a reduction of operating expenses during the twelve months ended March 31, 2006, 2005 and 2004, respectively. At March 31, 2006, a receivable from the wholesaler in the amount of approximately $1.4 million was recorded in Prepaid expenses and other current assets.

During May 2006 the Company received a notice from the wholesaler indicating that the wholesaler was exercising its right to form a new joint venture that will result in the sale of substantially all of the net assets of the Company’s Illinois business with cash proceeds based upon 80% of the then current net book value of the Company’s Illinois business. The Company would own 20% of the new joint venture and the transaction is currently expected to close before December 31, 2006 and is subject to a number of closing conditions.

16. Quarterly Data (Unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended March 31, 2006, 2005 and 2004. The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period.

	2006
	Q1	Q2	Q3	Q4	Total
Total revenue	$166,117,000	$166,794,000	$218,068,000	$166,645,000	$717,624,000
Gross profit	36,600,000	37,752,000	46,772,000	37,501,000	158,625,000
Selling, general and administrative expenses	32,302,000	34,099,000	42,740,000	34,957,000	144,098,000
Income from operations	4,298,000	3,653,000	4,032,000	2,544,000	14,527,000
Interest expense	2,423,000	2,636,000	3,140,000	3,176,000	11,375,000
Other income (expense)	463,000	(192,000)	498,000	8,544,000	9,313,000
Net income	2,338,000	825,000	1,390,000	7,912,000	12,465,000

	2005
	Q1	Q2	Q3	Q4	Total
Total revenue	$144,661,000	$130,647,000	$159,102,000	$119,257,000	$553,667,000
Gross profit	33,205,000	31,700,000	34,356,000	25,830,000	125,091,000
Selling, general and administrative expenses	30,531,000	27,988,000	27,999,000	26,470,000	112,988,000
Income (loss) from operations	2,674,000	3,712,000	6,357,000	(640,000)	12,103,000
Interest expense	2,404,000	2,251,000	2,416,000	2,464,000	9,535,000
Other income (expense)	(171,000)	2,465,000	442,000	135,000	2,871,000
Net income (loss)	99,000	3,926,000	4,383,000	(2,969,000)	5,439,000

	2004
	Q1	Q2	Q3	Q4	Total
Total revenue	$144,034,000	$128,705,000	$156,530,000	$111,391,000	$540,660,000
Gross profit	34,885,000	29,045,000	32,291,000	22,971,000	119,192,000
Selling, general and administrative expenses	33,328,000	29,133,000	31,449,000	26,360,000	120,270,000
Income (loss) from operations	1,557,000	(88,000)	842,000	(3,389,000)	(1,078,000)
Interest expense	1,730,000	2,133,000	2,463,000	2,500,000	8,826,000
Other income (expense)	134,000	(45,000)	382,000	309,000	780,000
Net income (loss)	(39,000)	(2,266,000)	(1,239,000)	(5,580,000)	(9,124,000)

17. Subsequent Events

The Company has entered into a series of agreements under which it sold or surrendered its intangible rights related to certain malt beverage products distributed within the state of Illinois.

In exchange for the release and sale of these distribution rights the Company expects to receive approximately $20.7 million by September 30, 2006.

On May 30, 2006, the nationwide wholesaler of wine and spirits and party to the management services agreement and conditional sales agreement filed a complaint against the Company and NWS-Illinois and alleged that the proposed sale or surrender of certain distribution rights related to malt beverage products distributed by NWS-Illinois in Chicago and the state of Illinois violates the terms of the agreements with the Company. The complaint seeks injunctive relief, declaratory judgment or, in the alternative, damages, attorneys’ fees, costs and other relief. Also requested was a temporary restraining order to enjoin the proposed sales, but the court denied that motion. The Company believes the claims are without merit and intends to vigorously defend the lawsuit.

18. Asset Purchases and Acquisitions

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of March 31, 2006, the Company performed an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

The matters identified below involved immaterial amounts, have been reflected in the financial statements that accompany this report, and did not result in any material adjustment that requires the restatement of the Company’s financial statements.

During the preparation of the Company’s Annual Report on Form 10-K, management identified the following issues as significant deficiencies:

•	The Company’s preventive controls related to revenue cut-off of product shipments in its Indiana market did not operate effectively at period end.

•	Certain of the Company’s preventive programming change and access controls, as well as certain detective programming change controls, were not designed and implemented effectively.

•	The Company’s monitoring controls over inventory in transit in its Illinois market did not operate effectively.

The Company’s independent registered public accounting firm reported to management and the Audit Committee the issues described above as significant deficiencies.

According to standards established by the Public Company Accounting Oversight Board, a significant deficiency is an internal control deficiency that, by itself or in combination with other internal control deficiencies, results in more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The Company is addressing the revenue cut-off deficiency in the Indiana market by restructuring the preventative controls, restricting system access and transactional authorization to selected management personnel, and developing more comprehensive detective controls around recording sales transactions at the end of a period.

The Company is addressing the information system deficiencies by implementing updated systems controls, including additional systems change controls. The Company also has enhanced system access controls to eliminate general user accounts and limit programmers’ access to only areas required to perform specific tasks. Finally, procedures and system updates are being implemented to track and document changes to the production software.

Updated authorization and review procedures have been implemented to ensure appropriate reporting of inventory in transit and management is undertaking a full review of the reporting process in relation to inventory in transit.

There were no changes in the Company’s internal control over financial reporting as of the end of the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors & Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information concerning the directors and executive officers of NWS as of June 30, 2006:

Name	Age	Position
James E. LaCrosse	73	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director
Catherine M. LaCrosse	39	Vice President of Sales-Indiana Fine Wine Division and Director
John J. Baker	36	Chief Operating Officer, Secretary and Director
Gregory J. Mauloff	54	Corporate Executive Vice President, Sales & Marketing
James R. Beck	62	Director
John Wittig	46	President, NWS-Illinois LLC
Joseph J. Fisch	57	President, U.S. Beverage
Mitchell T. Stoltz	52	Director
Norma M. Johnston	77	Director
Stephen E. LaCrosse	36	Director
William M. Cockrum	68	Director
Vaughn D. Bryson	67	Director
David W. Goodrich	58	Director
Patrick A. Trefun	46	Corporate Controller and Treasurer

James E. LaCrosse has served as Chairman, President, Chief Executive Officer and a Director of NWS since December 1998. He assumed the responsibilities of Chief Financial Officer in May 2000. Previously, Mr. LaCrosse served as Chairman and Director NWS-Indiana since its formation in 1973, and prior to 1973 was employed by various companies in a financial capacity. Mr. LaCrosse received an MBA from Harvard Business School in 1961 and a BA in economics from Wesleyan University in 1957.

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

Joseph J. Fisch has served as President and CEO of USB, since its inception in 1997. His previous experience with Joseph E. Seagram Corporation from 1971 through 1996 includes Market Research Analyst; Vice President and Division Manager, General Wine & Spirits Company; Vice President/General Manager, eastern region, House of Seagram; Vice President/General Manager, House of Seagram and President, Seagram Beverage Company. He received a BS in business administration and marketing from Bowling Green University, Ohio in 1971.

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

Norma M. Johnston has been a Director of NWS-Indiana since 1976, and a Director of NWS since December, 1998. Ms. Johnston served as Secretary of NWS-Indiana from 1976 to 1998.

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

David W. Goodrich was appointed Director of NWS in May 2004. He serves on the boards of several public companies and not-for-profit organizations. Mr. Goodrich retired as President and CEO of the Central Indiana Corporate Partnership, Inc. in 2005. Prior to that, he worked for Colliers Turley Martin Tucker’s Indianapolis office from 1998 to 1999 as President and Executive Vice President. From 1986 to 1998, he served in F.C. Tucker Company, Inc.’s Commercial Real Estate Services Division as President, Executive Vice President and Treasurer after specializing in industrial and office brokerage as a sales manager and sales associate from 1979 to 1986. He is a member of the board of directors of One American Financial Partners, Citizens Gas and Coke Utility, Clarian Health Partners and Irwin Financial Corporation. Mr. Goodrich received an MBA in Finance and Real Estate from the University of Virginia in 1973 and a BBA in Finance from the University of Michigan in 1970.

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

The seven individuals who comprise NWS’ senior management team have an average of over 24 years of experience in the alcohol-based beverage industry and 15 years of experience with NWS.

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

Item 11. Executive Compensation

Compensation of Directors

Only outside directors of NWS receive annual compensation for serving as directors. Each outside director received $60,000 for the fiscal year ended March 31, 2006 for serving on the board.

Executive Compensation

The following table sets forth the compensation paid by NWS to James E. LaCrosse, Chief Executive Officer, and to each of the four most highly compensated executive officers of NWS for fiscal 2006, 2005 and 2004:

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(3)	All Other Compensation(1)
James E. LaCrosse	2006	$450,000	$-0-	$4,101	$394,079	(2)
Chairman, President, Chief	2005	420,000	20,300	5,007	357,584	(2)
Financial Officer, and CEO	2004	409,700	-0-	9,035	344,615	(2)

John J. Baker	2006	300,000	220,000	1,799	11,538
Chief Operating Officer and Secretary	2005	235,269	253,000	2,129	10,461
	2004	199,769	50,000	732	9,989
Gregory Mauloff	2006	370,000	150,000	1,139	11,472	(4)
Corporate Executive Vice-President	2005	358,817	130,000	-0-	11,379	(4)
of Sales & Marketing	2004	350,000	25,000	-0-	11,202

Joseph J. Fisch	2006	350,000	105,000	-0-	15,226	(5)
President/CEO, U.S. Beverage	2005	350,000	60,000	-0-	9,913
	2004	348,269	142,500	-0-	9,821
John Wittig	2006	268,269	100,000	-0-	13,937
President, NWS-Illinois LLC	2005	163,322	200,000	-0-	6,559	(6)
	2004	-0-	-0-	-0-	-0-

(1)	Includes 2006 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $11,279; Mr. Baker, $11,538; Mr. Mauloff, $10,986; Mr. Fisch, $10,836; and Mr. Wittig, $13,937.46. Includes 2005 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $9,846; Mr. Baker, $10,461; Mr. Mauloff, $10,014; and Mr. Fisch, $9,913. Includes 2004 employer 401(k) Plan contributions in the following amounts: Mr. LaCrosse, $10,000; Mr. Baker, $9,989; Mr. Mauloff, $11,202; and Mr. Fisch, $9,821.
(2)	Includes $382,800, $347,738 and $334,615 for fiscal 2006, 2005 and 2004, respectively, of life insurance premiums paid by NWS on behalf of Mr. LaCrosse and for the benefit of the LaCrosse family trust for estate planning purposes. NWS expects the premiums paid on behalf of Mr. LaCrosse in the future will remain at their current annual rate. Upon the death of Mr. LaCrosse or termination of the life insurance policies, NWS is entitled to repayment out of the proceeds of the policies of all premiums paid on behalf of Mr. LaCrosse for the benefit of the LaCrosse family trust since the inception of the policy in 1994.

(3)	Represents personal use of a company supplied automobile.
(4)	Includes $486, the personal portion of business expenses paid to Mr. Mauloff during fiscal year 2006. Includes $1,365 of life insurance premiums paid by NWS on behalf of Mr. Mauloff for fiscal year 2005.
(5)	Includes $4,388, the personal portion of business expenses paid to Mr. Fisch during fiscal year 2006.
(6)	Includes $5,884 of taxable moving expenses paid to Mr. Wittig during fiscal year 2005, and $675, the value of a taxable sales incentive, also paid during fiscal 2005.

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

Except for Mr. LaCrosse and Ms. Johnston, who have sole voting and investment power with respect to their voting common stock, no other executive officer or director owns any shares of NWS’ voting common stock.

Name and Address	Number of Shares	Percent
James E. LaCrosse 700 West Morris Street Indianapolis, Indiana 46225	86,520	83%
Norma M. Johnston 700 West Morris Street Indianapolis, Indiana 46225	18,000	17%
All executive officers and directors as a group (2 persons)	104,520	100%

The stockholders of NWS have entered into stockholder agreements with each other and NWS. Such agreements contain restrictions relating to transfers of stock and provide for rights to purchase and sell stock of each corporation, among other matters. In particular, the stockholder agreement with NWS governs the transferability of Ms. Johnston’s stock in NWS. The LaCrosse family is obligated to purchase Ms. Johnston’s stock at her death or during her lifetime should she decide to sell. NWS becomes obligated to purchase only if the LaCrosse family refuses or fails to purchase. The LaCrosse family and NWS also have the right to purchase Ms. Johnston’s stock at the death of Mr. LaCrosse. Any obligation of NWS to purchase the stock owned by Ms. Johnston is subject to the terms of the indenture and the new credit facility. No right to purchase stock owned by Mr. LaCrosse or a trust for the benefit of his family exists in favor of Ms. Johnston.

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

The LaCrosse family and NWS own life insurance policies on the life of Ms. Johnston in face amounts of $4.0 million and $0.5 million, respectively.

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

NWS leased facilities and certain office equipment to eSkye Solutions, Inc. under the terms of a three-year operating lease that expired September 2004. NWS did not charge or receive any rent from eSkye during the years ended March 31, 2005 and 2004, but received rent from eSkye Solutions, Inc. of $137,000 during the year ended March 31, 2003. The Company granted this concession to eSkye in order to maintain a tenant in an unused portion of the office building which houses the Company’s corporate headquarters. The Company pays eSkye fees for computer services. NWS paid $0, $35,000 and $50,000 during the years ended March 31, 2006, 2005, and 2004, respectively.

From time to time, NWS-Indiana has loaned money to its principal shareholders, James E. LaCrosse and Norma M. Johnston, the primary purpose of which was to provide the necessary funds to finance start-up expenses and working capital needs of NWS-Illinois, an affiliated company owned prior to the 1998 reorganization by Mr. LaCrosse, Ms. Johnston and Martin H. Bart. The indebtedness was retired in September 2002 funded by shareholder distributions. The proceeds of the loans were provided by Mr. LaCrosse and Ms. Johnston to NWS-Illinois in the form of loans or additional capital contributions. This indebtedness to Mr. LaCrosse and Ms. Johnston of $4.3 million matures in December 2009, and is subordinated to both the senior notes and the credit facility, and bears interest at the prime rate, which was 7.75% at March 31, 2006. During the year ended March 31, 2006, Mr. LaCrosse and Ms. Johnston loaned $2.0 million and $0.5 million, respectively, to the Company as part of a July 15, 2005 shareholder distribution and described below.

During 1998, Mr. LaCrosse, Chairman of the Company, transferred substantially all of his non-voting stock to a family trust, as part of an estate-planning transaction, in exchange for a note. As part of that transfer, the Company has distributed funds to Mr. LaCrosse, the family trust, and Ms. Johnston during the prior fiscal years and the distributors were made within the terms and conditions contained in the Company’s indenture governing its senior notes (including the limitation on restricted payments) and the revolving credit facility. As of March 31, 2005 there was approximately $2.5 million owed to Mr. LaCrosse by the family trust related to the 1998 transfer and sale of the non-voting stock.

The Company issued a shareholder distribution on July 15, 2005 which provided $2.5 million to the family trust described above and $0.5 million to Ms. Johnston. The trust remitted $2.5 million to Mr. Lacrosse in full satisfaction of the note for the transfer and sale of the non-voting stock, and Mr. LaCrosse then loaned $2.0 million to the Company as subordinated debt. Mr. LaCrosse used $0.3 million of the proceeds to pay income tax estimates and he retained approximately $0.2 million. Ms. Johnston also loaned $0.5 million to the Company as subordinated debt as part of this same shareholder distribution.

NWS-Indiana and NWS-Illinois have operated as S corporations under the Internal Revenue Code of 1986 (Code), and their respective subsidiaries have all operated as qualified subchapter S subsidiaries under the Code or other similarly taxed pass-through entities (the “S Corp. Businesses”). NWS has elected to be treated as an S corporation under the Code and has elected or will elect for each of its subsidiaries to be treated as qualified subchapter S subsidiaries. The S Corp. Businesses have not been subject to tax on their respective net taxable incomes, and the shareholders of the S Corp. Businesses have been directly subject to tax on their respective proportionate shares of such net taxable income. NWS-Indiana and NWS-Illinois have historically made cash distributions to Mr. LaCrosse, Ms. Johnston and Mr. Bart in amounts equal to or greater than their respective tax obligations related to the S Corp. Businesses and certain stockholder obligations as described above. The aggregate amounts of these distributions during 2006, 2005 and 2004 were $5.3 million, $0.2 million and $6.0 million, respectively. The terms of the senior notes and the credit facility permit NWS to make distributions to shareholders with respect to their tax liabilities and other purposes subject to certain conditions and limitations.

NWS pays “split-dollar” insurance premiums on seven insurance policies with a fair value of $15.7 million on the lives of Mr. LaCrosse and Ms. Johnston. See Item 11-Executive Compensation. NWS is entitled to receive reimbursement for all premiums paid out of the proceeds of these policies upon the death of Mr. LaCrosse and Ms. Johnston. Split dollar premiums paid by NWS were $328,000 for each of the annual periods ended March 31, 2006, 2005 and 2004. The LaCrosse Family Trust is the beneficiary of those policies.

Item 14. Principal Accountant Fees and Services

Audit Fees Aggregate fees billed by Deloitte & Touche LLP in connection with the audit of the 2006 and 2005 financial statements and review of financial statements included in NWS’ Forms 10-Q for 2006 and 2005 totaled $0.4 million and $0.5 million, respectively.

Audit Related Fees The Company has paid no fees to Deloitte & Touche LLP for audit related services.

Tax Fees and All Other Fees The Company paid no fees to the principal accountant for tax services or other services in fiscal 2006 and 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report.

	1.	Financial Statements

			Page(s) in this Report
		Report of Independent Registered Public Accounting Firm	37

		Consolidated balance sheets — March 31, 2006 & 2005	38

		Consolidated statements of operations — Years ended March 31, 2006, 2005 & 2004	39

		Consolidated statements of stockholders’ equity — Years ended March 31, 2006, 2005 & 2004	40

		Consolidated statements of cash flows — Years ended March 31, 2006, 2005 & 2004	41

		Notes to consolidated financial statements	42-61

	2.	Financial Statement Schedules

		Schedule II - Valuation and Qualifying Accounts and Reserves	74

		Schedules other than those listed above are omitted as they are not required, or not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

	3.	Exhibits

		See the Index to Exhibits on pages 77-79 of this Form 10-K, which is incorporated by reference herein.

NATIONAL WINE & SPIRITS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended March 31, 2006
Deducted from asset account:
Allowance for doubtful accounts	$761,000	$313,000	$—	$125,000	(1)	$949,000
Vendor allowance for doubtful accounts	250,000	—	—	18,000	(1)	232,000
Sales return and allowance reserve	159,000	72,000	—	—		231,000
Notes receivable reserve	—	—	—	—		—

Total	$1,170,000	$385,000	$—	$143,000		$1,412,000

Year ended March 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$1,081,000	$68,000	$—	$388,000	(1)	$761,000
Vendor allowance for doubtful accounts	125,000	125,000	—	—		250,000
Sales return and allowance reserve	332,000	—	—	173,000		159,000
Notes receivable reserve	221,000	—	—	221,000	(2)	—

Total	$1,759,000	$193,000	$—	$782,000		$1,170,000

Year ended March 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$1,274,000	$326,000	$—	$519,000	(1)	$1,081,000
Vendor allowance for doubtful accounts	297,000	—	—	172,000	(2)	125,000
Sales return and allowance reserve	235,000	97,000	—	—		332,000
Notes receivable reserve	—	221,000	—	—		221,000

Total	$1,806,000	$644,000	$—	$691,000		$1,759,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Collected funds

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2006.

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

/s/ James E. LaCrosse	Date: June 23, 2006
James E. LaCrosse	Chairman, President, Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer

/s/ John J. Baker	Date: June 23, 2006
John J. Baker	Chief Operating Officer, Secretary and Director

/s/ James R. Beck	Date: June 23, 2006
James R. Beck	Director

/s/ Mitchell T. Stoltz	Date: June 23, 2006
Mitchell T. Stoltz	Director

/s/ William Cockrum	Date: June 23, 2006
William Cockrum	Director

/s/ Norma M. Johnston	Date: June 23, 2006
Norma M. Johnston	Director

/s/ Vaughn D. Bryson	Date: June 23, 2006
Vaughn D. Bryson	Director

/s/ Catherine M. LaCrosse	Date: June 23, 2006
Catherine M. LaCrosse	Director

/s/ Stephen E. LaCrosse	Date: June 23, 2006
Stephen E. LaCrosse	Director

/s/ David W. Goodrich	Date: June 23, 2006
David W. Goodrich	Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of National Wine & Spirits, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s annual report Form 10K for the year ended March 31, 2000.)

3.2	Amended and Restated Bylaws of National Wine & Spirits, Inc. (Incorporated by reference to exhibit 3.2 to the Company’s annual report Form 10K for the year ended March 31, 2000.)

3.3	Articles of Incorporation of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.3 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.4	Bylaws of National Wine & Spirits Corporation (incorporated by reference Exhibit 3.4 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.5	Articles of Incorporation of NWS, Inc. (incorporated by reference Exhibit 3.5 to the Company’s Registration Statement no. 333- 74589 on Form S-4, filed May 13, 1999).

3.6	Bylaws of NWS, Inc. (incorporated by reference Exhibit 3.6 to the Company’s Registration Statement no. 333-74589 on Form S- 4, filed May 13, 1999).

3.7	Articles of Incorporation of NWS Michigan, Inc. (incorporated by reference Exhibit 3.7 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.8	Bylaws of NWS Michigan, Inc. (incorporated by reference Exhibit 3.8 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.9	Articles of Organization of NWS-Illinois, LLC (incorporated by reference Exhibit 3.9 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

3.10	Operating Agreement of NWS-Illinois, LLC (incorporated by reference Exhibit 3.10 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed May 13, 1999).

4.1	Indenture relating to the Exchange Notes, dated as of January 25, 1999 among National Wine & Spirits, Inc., the Subsidiary Guarantors and Norwest Bank Minnesota, N.A., as trustee (including cross-reference sheet regarding sections 310 through 318 (a) of the Trust Indenture Act) (incorporated by reference Exhibit (4b) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

4.2	A/B Exchange Registration Rights Agreement, dated as of January 25, 1999, among National Wine & Spirits, Inc., the Subsidiary Guarantors and the Initial Purchasers (incorporated by reference Exhibit 4(b) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

4.3	Form of Exchange Notes (including related Subsidiary Guarantors) (incorporated by reference Exhibit 4(c) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

4.4	Guaranty entered into as of January 25, 1999 by all Subsidiary Guarantors (incorporated by reference Exhibit 4(d) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

10.1	Purchase Agreement, dated January 20, 1999, among National Wine & Spirits, Inc., the Subsidiary Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

10.2	Credit Agreement, dated as of March 31, 2003, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10-2 to the Company’s Annual Report on Form 10-K filed July 1, 2003).

10.3	Amendment No. 1 to the Credit Agreement dated June 30, 2003, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2003).

10.4	Amendment No. 2 to the Credit Agreement dated March 31, 2004, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed June 28, 2004).

10.5	Amendment No. 3 to the Credit Agreement dated June 30, 2004, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2004).

10.6	Amendment No. 4 to the Credit Agreement dated September 28, 2005, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2005).

10.7	Amendment No. 5 to the Credit Agreement dated October 25, 2005, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2005).

10.8	Amendment No. 6 to the Credit Agreement dated February 8, 2006, among National Wine & Spirits, Inc., LaSalle Bank National Association, National City Bank of Indiana and LaSalle Bank National Association, as agent (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006).

12	Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed June 28, 2004).

21	List of subsidiaries (incorporated by reference Exhibit 21 to the Company’s Registration Statement no. 333-74589 on Form S-4, filed March 17, 1999).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Forward – Looking Statements

99.2	Letter to SEC regarding representations of Arthur Andersen LLP (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed May 24, 2002).