Form 10-Q
period 2006-06-30
NATIONAL WINE & SPIRITS INC
filed 2006-08-10
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006.

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

For the period ended June 30, 2006

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	June 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,479	$2,582
Accounts receivable:
Trade, less allowance for doubtful accounts of $864 and $949	48,848	41,032
Vendor, less allowance for doubtful accounts of $213 and $232	10,934	9,832
Inventory	99,139	92,779
Prepaid expenses and other current assets	6,831	5,386

Total current assets	169,231	151,611

Property and equipment, net	29,539	28,645
Other assets:
Cash surrender value of life insurance	5,469	5,404
Investment in Commonwealth Wine & Spirits, LLC	2,702	5,673
Intangible assets, net of amortization	34,777	25,823
Goodwill	1,246	1,246
Deferred pension costs	497	497
Deposits on acquisition	14,923	14,923
Deposits and other	841	595

Total other assets	60,455	54,161

Total assets	$259,225	$234,417

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$47,138	$44,717
Outstanding checks in excess of bank balance	—	316
Accrued payroll and payroll taxes	6,716	9,461
Excise taxes payable	5,143	4,581
Current portion of distribution rights obligations	8,379	5,312
Other accrued expenses	12,056	10,587

Total current liabilities	79,432	74,974

Deferred pension liability	3,332	3,332
Distribution rights obligations	23,874	16,601
Long-term debt	118,907	117,907

Total liabilities	225,545	212,814

Stockholders’ equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53	53
Additional paid-in capital	25,009	25,009
Accumulated earnings (deficit)	11,452	(625)
Accumulated other comprehensive loss-unrealized net pension loss	(2,835)	(2,835)

Total stockholders’ equity	33,680	21,603

Total liabilities and stockholders’ equity	$259,225	$234,417

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended
	June 30, 2006	July 1, 2005
Net product sales	$191,716	$158,921
Distribution fees	7,831	7,196

Total revenue	199,547	166,117
Cost of products sold	155,211	129,517

Gross profit	44,336	36,600

Selling, general and administrative expenses:
Warehouse and delivery	11,925	9,876
Selling	18,259	14,424
Administrative	12,381	11,428
Management Fees	(3,906)	(3,538)

	38,659	32,190

Income from operations	5,677	4,410

Interest expense:
Related parties	(133)	(65)
Third parties	(2,903)	(2,470)

	(3,036)	(2,535)

Other income (expense):
Vendor settlement income	8,871	—
Gain on sale of membership interest	2,485	—
Rental and other (expense) income	(25)	209
Equity in income of Commonwealth Wine & Spirits, LLC	257	254

Total other income (expense)	11,588	463

Net income	$14,229	$2,338

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended
	June 30, 2006	July 1, 2005
Operating Activities:
Net income	$14,229	$2,338
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation of property and equipment	955	939
Amortization of intangible assets	2,451	1,848
Distributions from Commonwealth Wine & Spirits, LLC	525	105
Equity in earnings of Commonwealth Wine & Spirits, LLC	(257)	(254)
Provision for bad debt expense	(123)	(27)
Loss on sale of fixed assets	2	30
Gain on sale of membership interest	(2,485)	—
Increase in cash surrender value of life insurance	(65)	(59)
Changes in operating assets and liabilities
Accounts receivable	(8,795)	(12,621)
Inventories	(6,360)	(5,155)
Prepaid expenses and other current assets	(1,445)	(253)
Deposits and other	(244)	(1)
Accounts payable	2,422	13,111
Accrued expenses and taxes	(714)	(219)

Net cash and cash equivalents provided by (used in) operating activities	96	(218)

Investing activities:
Purchases of property and equipment	(1,852)	(133)
Purchases of intangible assets	(20)	(403)
Proceeds from sale of property and equipment	—	7
Proceeds from sale of membership interest	5,188	—

Net cash and cash equivalents provided by (used in) investing activities	3,316	(529)

Financing activities:
Cash (used) provided by outstanding checks in excess of bank balance	(316)	935
Proceeds from line of credit borrowings	60,500	56,750
Principal payments on line of credit borrowings	(59,500)	(55,500)
Payments of distribution rights obligations	(1,046)	(960)
Distributions to stockholders	(2,153)	(1,561)

Net cash and cash equivalents used in financing activities	(2,515)	(336)

Net increase (decrease) in cash and cash equivalents	897	(1,083)
Cash and cash equivalents, beginning of year	2,582	2,957

Cash and cash equivalents, end of year	$3,479	$1,874

See accompanying notes.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (“NWS” or “the Company”), an S-Corporation, is a holding company which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (“NWSC”) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (“NWS-LLC”) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (“NWSM”) distributes liquor throughout Michigan and National Wine & Spirits, LLC (“NWSM-LLC”) is a wholesale distributor of non-alcoholic and low proof products throughout Michigan. NWSM distributes spirits products as an Authorized Distribution Agent (“ADA”) for the State of Michigan and derives revenue from distribution and brokerage fees. Accordingly, NWSM’s results represent the entire “All Other” segment as described in Note 8. Based in Connecticut, United States Beverage, LLC (“USB”) distributes and markets import and craft beer along with malt based products throughout the United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The condensed consolidated financial statements (unaudited), and notes thereto, should be read in conjunction with the audited consolidated financial statements disclosed in NWS’ annual report on Form 10-K for the year ended March 31, 2006.

There were no amounts included in comprehensive income for the three month period ended June 30, 2006 and July 1, 2005 other than net income.

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

Net sales and distribution fees are recognized at the time product is delivered, which is when title passes. Shipping and handling charged to customers is included in Net Product Sales. For the three month period ended June 30, 2006 and July 1, 2005, the Company incurred delivery expenses of $5.2 million and $4.4 million, respectively, which are included in warehouse and delivery expenses in the accompanying Consolidated Statements of Income.

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

The Company classifies the following expense categories separately on its statement of operations: warehouse and delivery; selling; and administrative. The Company’s costs to operate its warehousing and distribution network, including costs for purchasing, receiving, storing, internal product transfers, order fulfillment, and delivery are included in the warehouse and delivery expense category. The Company’s selling expenses primarily include sales commissions, wages, travel, entertainment, and product promotional costs. Administrative expenses of the Company primarily include officers’ wages, office salaries, legal costs, health and welfare expenses, payroll taxes, and general office expenses

Use of Estimates and Assumptions

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

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Fiscal Year

The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period. The results for the three month period ended June 30, 2006 and July 1, 2005 include thirteen weeks and thirteen weeks and one day, respectively.

Recently Issued Accounting Pronouncements

In March, 2006, the Emerging Issues Task Force (“EITF”) discussed issue 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The EITF tentatively concluded the presentation of taxes on either a gross or net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which the income statement is presented if those amounts are significant. The Company has determined the implementation of EITF 06-03 will not have a material effect on its financial position, results of operations and cash flows.

Reclassifications

Certain amounts from the prior year’s consolidated statements of income have been reclassified to conform to the current year presentation. Amortization of direct financing costs related to the Company’s senior notes for the three month period ended July 1, 2005 in the amount of $112,000 has been reclassified from administrative expense to interest expense to conform to the current year’s presentation.

2. Investment in Unconsolidated Subsidiaries

In June 2006, the Company received $5.2 million from Commonwealth Wine & Spirits, LLC (“CWS”) from the sale of 50% of the Company’s interest in CWS. The proceeds received and gain recorded may vary due to purchase price adjustments based on the CWS balance sheet as of June 30, 2006. The Company now holds a 12.5% membership interest in CWS and will account for its investment by the cost method effective June 30, 2006.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Inventory

Inventory is comprised of the following:

	June 30, 2006	March 31,2006
	(in thousands)
Inventory at FIFO	$112,669	$105,882
Less: LIFO reserve	(13,530)	(13,103)

	$99,139	$92,779

The Company utilizes the LIFO method of accounting for inventory for substantially all of its inventory. The amounts accounted for under LIFO as of June 30, 2006 and March 31, 2006 were $111.4 million and $102.5 million, respectively.

4. Supplemental Cash Flow Information

During the three month period ended June 30, 2006, the Company acquired intangible assets, principally distribution rights, of $11.4 million by incurring other liabilities of $11.4 million.

Cash paid for interest was $1.2 million and $0.5 million during the three month periods ended June 30, 2006 and July 1, 2005, respectively.

5. Intangible Assets

Intangible assets consist of the following:

		June 30, 2006		March 31, 2006
			(in thousands)
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets Subject to Amortization
Distribution rights	6	$53,786	$20,664	$42,400	$18,365
Loan acquisition costs	10	4,080	2,949	4,061	2,828

Total		$57,866	$23,613	$46,461	$21,193

	Carrying Amount	Carrying Amount
Intangible Assets Not Subject to Amortization
Distribution rights	$524	$555

During the three month period ended June 30, 2006, the Company entered into a series of agreements that resulted from the termination of certain brand distribution rights and the Company received a termination payment of $8.9 million. The Company recorded the

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

amortization of the indefinite lived distribution rights related to the brands of $31,000. The resulting gain was included in the Other income section of the Company’s Consolidated Statement of Operations as Vendor settlement income.

6. Debt

Long-term debt is comprised of the following:

	June 30, 2006	March 31, 2006
	(in thousands)
Senior notes payable (A)	$77,079	$77,079
Bank revolving line of credit (B)	35,000	34,000
Notes payable to stockholders	6,828	6,828

	118,907	117,907
Less: current maturities	—	—

	$118,907	$117,907

(A)	On January 25, 1999, the Company issued $110.0 million of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company’s subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several. NWS is a holding company and has no independent assets or operations.

The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restrict corporate activities.

The Company may redeem some or all of the senior notes at any time at stated redemption prices plus accrued interest and liquidated damages.

(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana that provides a revolving line of credit for borrowings of up to $40.0 million, including standby or commercial letters of credit of up to $5.0 million, through April 1, 2008. Commercial letters of credit of $4.0 million were outstanding at June 30, 2006 for the self-insured portion of NWS’ casualty insurance policies. Line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by all NWS’ subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

As of June 30, 2006, the applicable interest rate on $10.0 million of the revolving line of credit was 8.25%, based upon prime rate pricing. The applicable rate on $25.0 million of the revolving line of credit was 7.31%, based upon LIBOR pricing.

Through a series of amendments to the credit agreement, the maximum available under the line of credit at June 30, 2006 was $60.0 million, subject to borrowing base calculations. The Company had $35.0 million of outstanding advances and $4.0 million in letters of credit outstanding, and had availability of approximately $21.0 million at June 30, 2006. Commercial letters of credit of $4.0 million are issued for the self-insured portion of NWS’ casualty insurance policies.

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

The Company was in compliance at June 30, 2006 with the restrictive covenants, as amended, of the revolving credit facility.

7. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after five years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. Components of net periodic benefit cost for the three months ended June 30, 2006 and July 1, 2005 are as follows:

	June 30, 2006	July 1, 2005
	(in thousands)
Service cost-benefits earned during the year	$104	$120
Interest on projected benefit obligation	107	107
Expected return on plan assets	(96)	(96)
Prior service cost and other amortization (net)	44	44

Net periodic pension cost	$159	$175

8. Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations conducted by NWSM. The Company evaluates performance and allocates resources based on these segments. Non operating gains or losses not directly related to the operating segment are reported in the product sales segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements for the year ended March 31, 2006.

	Three Months Ended
	June 30, 2006	July 1, 2005
	(in thousands)
Revenue from external customers
Product sales	$191,716	$158,921
All other	7,831	7,196
Segment income from operations
Product sales	4,787	4,000
All other	890	410
Segment assets
Product sales	234,930	200,104
All other	24,295	8,579

9. Management Fees

NWS-LLC entered into a management services agreement with a nationwide wholesaler of wine and spirits during the year ended March 31, 2003 and, effective December 1, 2003, NWS modified certain terms of the agreement related to NWS’ operations in the State of Illinois. NWS

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

formerly shared profits and losses of NWS-LLC equally with the other wholesaler. Under terms of the agreement effective December 1, 2003, the other wholesaler committed to fund 80% of operating losses and receive 80% of operating profits. NWS funded 20% of any such losses and received 20% of any such profits.

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

Pursuant to the agreement, NWS-LLC recorded approximately $3.9 million and $3.5 million as a reduction of operating expenses during the three months ended June 30, 2006 and July 1, 2005, respectively. At June 30, 2006, a receivable from the wholesaler in the amount of approximately $2.7 million was recorded in Prepaid expenses and other current assets.

In May 2006, the Company received a notice from the wholesaler indicating that the wholesaler was exercising its right to form a new joint venture that will result in the sale of substantially all of the net assets of the Company’s Illinois business with cash proceeds based upon 80% of the then current net book value of the Company’s Illinois business. Upon the completion of the joint venture transaction, the Company would become a 20% owner. Closing is subject to a number of closing conditions.

On July 18, 2006, the Company offered to buy the wholesaler out of the management services agreement in the Illinois market for $10.0 million, as is provided in the agreement. The wholesaler has until August 17, 2006 to accept the offer or respond as specified in the MSA.

10. Litigation

On May 30, 2006, the wholesaler that is a party to the management services agreement referenced in Note 9 filed a complaint against the Company and NWS-Illinois alleging that the surrender of certain distribution rights related to malt beverage products distributed by NWS-Illinois in Chicago and the state of Illinois violated the terms of the management services agreement. The complaint seeks injunctive relief, declaratory judgment or, in the alternative, damages, attorneys’ fees, costs and other relief. Among other issues in dispute is what portion of the $8.9 million vendor settlement, if any, should be paid or credited to the other wholesaler. The Company believes the claims are without merit and intends to vigorously defend the lawsuit. The Company has not recorded a provision for this matter as management believes payment to the other wholesaler as a result of the litigation is not probable and the amount of a loss to the Company, if any, is not estimable at this time.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Company is a party to various lawsuits and claims arising in the normal course of business. While the ultimate resolution of lawsuits and claims against the Company cannot be predicted with certainty, management is vigorously defending all claims and does not expect these matters will have a material adverse effect on financial position or results of operations of the Company.

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

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the three months ended June 30, 2006 and July 1, 2005:

	Three Months Ended
	June 30, 2006	July 1, 2005
	(in thousands)
Net Income	$14,229	$2,338
Interest expense	3,036	2,535
Depreciation	955	939
Amortization	2,339	1,736

EBITDA	$20,559	$7,548

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s expanded brand representation in certain markets resulted in greater total product sales revenue through increased case volume, and the Company’s income from operations increased by $1.3 million despite higher operating costs during the three months ended June 30, 2006 compared to the prior year’s comparable quarter. Gross profit also increased by $7.7 million while operating expenses increased by $6.5 million during the three months ended June 30, 2006 from the prior year’s comparable quarter, primarily due to increased personnel and operational costs related to the additional business demands of the additional brand representations. The increase in the Company’s net income during the current quarter of $11.9 million was primarily the result of an $8.9 million vendor termination payment received during the three months ended June 30, 2006 and a $2.5 million gain from the sale of 50% of the Company’s interest in Commonwealth Wine & Spirits, LLC (“CWS”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months ended June 30, 2006 and July 1, 2005:

	Three Months Ended		Percent Change
	June 30, 2006	July 1, 2005
	(Cases in thousands)
Wine (product sales)	1,073	575	86.5%
Spirits (product sales)	799	698	14.6%
Spirits (distribution fees)	724	752	(3.8)%

Total wine and spirits	2,596	2,025	28.2%

Other	2,026	2,644	(23.3)%

Total	4,622	4,669	(1.0)%

Three Months Ended June 30, 2006 Compared With Three Months Ended July 1, 2005

Revenue

The Company’s product sales revenue for the three months ended June 30, 2006 increased by $32.8 million primarily due to increased brand representation in the Company’s Illinois business as compared to the prior fiscal year. The increase was primarily the result of the addition of the E&J Gallo, and certain other wine brands that were added to the product sales segment during the last six months of the prior fiscal year. Greater distribution fee revenue of $0.6 million was primarily due to a $0.22 delivery fee increase effective April 30, 2006 and increased brokerage fees received from the Company’s suppliers.

Gross Profit

Gross profit increased $7.7 million to $44.3 million due to increased product sales revenue, primarily from additional brand representation in the Company’s Illinois market. Additionally, distribution fees increased $0.6 million, primarily as a result of increased brokerage fees of $0.4 million and higher delivery fees of $0.2 million for the three months ended June 30, 2006, as compared to the prior year’s comparable quarter.

Operating Expenses

Total operating expenses for the three months ended June 30, 2006 increased $6.5 million as compared to the prior year’s comparable quarter, largely caused by increased personnel and operational costs related to the additional brands represented in the Company’s product sales segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Warehouse and delivery expenses increased by $2.0 million during the three months ended June 30, 2006 as compared to the prior year’s comparable quarter, and were the result of the increased wine and spirits case volume in the product sales segment. The increase in warehouse and delivery expenses was primarily from the product sales segment, as compared to the prior fiscal year, and was driven by increased labor expense of approximately $1.1 million, fuel costs of $0.1 million, rental expense of $0.2 million, and greater supply and maintenance expenses of $0.4 million. Warehouse and delivery expense in the distribution fee segment increased by $0.1 million primarily due to increased supply and maintenance expenses as compared to the prior year’s comparable quarter.

Selling expenses increased $3.8 million for the three months ended June 30, 2006 as compared to the prior year’s comparable quarter, primarily due to the higher product sales which increased personnel and related wages and commissions by approximately $2.2 million, brand promotion costs of approximately $1.3 million, and greater auto expenses of $0.2 million.

Administrative expenses increased by $1.0 million for the three months ended June 30, 2006 as compared to the prior year’s comparable quarter. The increase primarily resulted from the higher employee head count noted previously and increased professional services expense, and consisted of greater health care and retirement plan costs of $0.5 million, increased payroll taxes of $0.3 million, and greater professional fees of $0.3 million.

Management fees from Glazer’s Wholesale Drug Company, Inc. (“Glazer”) were $3.9 million for the three months ended June 30, 2006, as compared to $3.5 million for the prior year’s comparable quarter. The management fees are based upon the financial performance of the Illinois business whereby the Company receives management fees equal to 100% of any operating losses of its Illinois business.

Income from Operations

The Company’s operating income increased by $1.3 million for the three months ended June 30, 2006 versus the prior year’s comparable quarter. The Company’s operating income from the product sales segment, during the three months ended June 30, 2006, increased by $0.8 million as compared to the prior year’s comparable quarter. The additional brand representation and related increase in gross profit exceeded the incremental operating expenses for the quarter ended June 30, 2006 as compared to the prior year’s comparable quarter. Operating income for the distribution fee segment increased by $0.5 million for the three months ended June 30, 2006 as compared to the prior year’s comparable quarter, primarily due to an increase in the per case delivery fee that was effective April 30, 2006 and increased brokerage revenue which offset increased operational and administrative during the current year’s quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense increased by $0.5 million during the three months ended June 30, 2006 as compared to the prior year’s comparable quarter, as a result of increased balances on the Company’s revolving credit facility and increases in interest rates. The Company utilized the revolving credit facility to fund a deposit, currently in escrow, of $14.9 million in connection with a stock purchase agreement executed on September 1, 2005. Additionally, the Company utilized its revolving credit facility to fund the working capital expansion in the product sales segment during fiscal 2006. The applicable prime based interest rate on the revolving line of credit at June 30, 2006 was 8.25%, while the comparable rate at June 30, 2005 was 6.00%.

Other Income or Expense

Other income increased by $11.1 million versus the prior year’s comparable quarter, primarily due to the receipt of an $8.9 million vendor termination payment and a $2.5 million gain from the sale of 50% of the Company’s interest in CWS. The vendor settlement represents compensation received from a vendor following a termination of the Company’s distribution agreement. The Company does not expect the distribution rights termination or sale of CWS interest to have a material effect on the future cash flow or income of the product sales segment.

Net Income

Net income of $14.2 million for the quarter ended June 30, 2006 was $11.9 million greater than the prior year’s comparable quarter, primarily due to the receipt of the vendor termination payment of $8.9 million and the $2.5 million gain from the sale of 50% of the Company’s interest in CWS.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended June 30, 2006 was $20.6 million as compared to $7.5 million during the prior year’s comparable quarter. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income, or net cash flow from operating activities, and should not be construed as an indication of operating performance or as a measure of liquidity.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At June 30, 2006, the maximum available under the line of credit was $60.0 million, subject to borrowing base calculations. The Company had $35.0 million of outstanding advances and $4.0 million in letters of credit outstanding, and had availability of approximately $21.0 million at June 30, 2006. Commercial letters of credit of $4.0 million are issued for the self-insured portion of NWS’ casualty insurance policies.

Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. Of the $35.0 million of advances outstanding at June 30, 2006, $10.0 million bore interest at 8.25% based upon prime rate pricing, and $25.0 million bore interest at an average of 7.31% based upon LIBOR pricing. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined in the credit agreement, and are guaranteed by the Company’s subsidiaries. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at June 30, 2006. The Company anticipates that the revolving credit facility and other financial resources will provide adequate availability to fund operations and working capital needs during the remainder of fiscal 2007.

Cash provided by operating activities was $0.1 million for the three months ended June 30, 2006, as compared to cash used by operating activities of $0.2 million during the prior year’s comparable quarter. This comparative increase in operating cash flow was primarily the result of the increased net income of $11.9 million which was offset by increased cash used by working capital of $10.0 million as compared to the prior year’s comparable quarter. The additional use of cash for working capital was primarily from greater inventory purchases and related payments of inventories of $3.9 million during the quarter ended June 30, 2006 as compared to the prior year’s comparable quarter, and the result of sales growth and inventory requirements due to the additional brand representation in the product sales segment. At June 30, 2006, of the $6.8 million of Prepaid expenses and other current assets, $1.6 million is due from Glazer’s and beyond the specified payment terms.

Net cash provided by investing activities was $3.3 million for the three months ended June 30, 2006, compared to cash used of $0.5 million during the prior year’s comparable quarter. The Company received $5.2 million related to the sale of 50% of the Company’s interest in CWS to a third party. The Company’s purchases of property and equipment of $1.9 million was primarily related to the expansion of the Company’s facilities in Indiana.

The Company’s Fiscal 2007 capital expenditures are expected to include the completion of an upgrade to its facilities and material handling system in Indiana and total capital expenditures are expected to be approximately $7.0 to $10.0 million.

Net cash used by financing activities was $2.5 million for the three months ended June 30, 2006, versus $0.3 million used in financing activities during the prior year’s comparable quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions to stockholders during the three months ended June 30, 2006 were $2.2 million, which were $0.6 million greater than during the prior year’s comparable quarter. The $2.2 million of stockholder distributions were used entirely to fund shareholder income tax estimates. The Company’s revolving credit agreement and indenture limit the Company’s ability to declare certain stockholder distributions. Stockholder distributions are generally permitted for quarterly income tax estimates, and distributions for other purposes are subject to terms and conditions with which the Company was in compliance at June 30, 2006.

The Company’s total assets of $259.2 million at June 30, 2006 increased by $24.8 million from March 31, 2006. The increase in assets was primarily due to an increase in trade and supplier accounts receivable of $8.9 million, inventories of $6.4 million, and an increase in distribution rights of $9.0 million related to the product sales segment. The Company funded these expenditures by increased cash flow from earnings and incurring obligations for distribution rights of $11.4 million. Total debt of $118.9 million at June 30, 2006 was $1.0 million higher than at March 31, 2006, and was primarily due to higher working capital requirements. Equity increased by $12.1 million during the three months ended June 30, 2006 resulting from net income of $14.2 million offset by the payment of stockholder distributions of $2.2 million.

The Company expects to maintain adequate cash balances, collateral, and revolving credit facility availability to satisfy the Company’s anticipated working capital and debt service requirements during fiscal 2007.

Aggregate Contractual Commitments

During the three month period ended June 30, 2006, the Company acquired intangible assets, principally distribution rights, of $11.4 million by incurring other liabilities of $11.4 million. The additional liabilities result in an addition to the Company’s future commitments on distribution rights obligations of $13.7 million, including interest over the next 5 fiscal years and thereafter beginning April 1, 2006.

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

Payments to Customers. The Company records certain payments to customers as a reduction of revenue in accordance with EITF 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product). The Company accrues a liability and records a reduction to revenue based on expected payments to be made to customers for specific promotional programs. Management’s estimate of amounts expected to be paid to customers is determined by applying a product’s depletion rate that contemplates customers’ historical sales performance and current customer support programs to the current period’s product sales. Upon receiving an invoice from the customer, the Company then records the payment and reduces the liability accordingly.

Defined Benefit Pension Plan. The most significant element in determining the Company’s pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2004, the Company reduced its expected long-term rate of return on plan assets to 7.5% from 8.5% during the prior fiscal year. The assumed long-term rate of return on assets reflects the weighted average rate of earnings expected on the classes of funds invested, or to be invested to provide for the plan benefits. An analysis of the composition of the plan’s investments and investment policy compared against the investment’s expected returns results in the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) can affect future pension income (cost). Over the long term, the Company’s pension plan assets have earned an average annual return of 9.4%. However, the plan assets have earned an average of 4.2% per year during the last four years. Although the investment return on plan assets has been positive for each of the previous three years, should this recent trend continue, the Company will again be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

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

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in fiscal 2006 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.3 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the years ended March 31, 2006 and 2005, the Company recognized consolidated pretax pension cost of $0.7 million each year. The Company currently expects that the consolidated pension cost for 2007 will not be materially different from 2006. The Company funded $0.2 million during the three months ended June 30, 2006 and the total required minimum amount of 2007 contributions are approximately $1.1 million. However, the Company may elect to increase the minimum level of contributions in 2007 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company’s long-term fixed-rate debt and other types of long-term debt at June 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$77,850,000
Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$35,000,000	$6,828,000	$—	$41,828,000	$41,828,000
Avg. Rate	—	—	—	7.58%	8.00%	—	7.65%

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

Item 4. Controls and Procedures

As of June 30, 2006, the Company performed an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company’s Corporate Controller concluded that the Company’s disclosure controls and procedures are effective.

During the preparation of the Company’s Annual Report on Form 10-K, management identified certain significant deficiencies and took the following actions during the three months ended June 30, 2006:

•	The Company has addressed the revenue cut-off deficiency in the Indiana market by restructuring the preventative controls, restricting system access and transactional authorization to selected management personnel, and developed additional comprehensive detective controls around recording sales transactions at the end of a period.

•	The Company addressed the information system deficiencies by implementing updated systems controls, including additional systems change controls. The Company will also enhance system access controls to eliminate general user accounts and limit programmers’ access to only areas required to perform specific tasks. Finally, procedures and system updates are being implemented to track and document changes to the production software.

•	The Company has updated authorization and review procedures designed to ensure appropriate reporting of inventory in transit. Management is reviewing and testing the reporting process in relation to inventory in transit.

There were no changes in the Company’s internal control over financial reporting as of the end of the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 30, 2006, the wholesaler that is a party to the management services agreement referenced in Note 9 filed a complaint against the Company and NWS-Illinois alleging that the surrender of certain distribution rights related to malt beverage products distributed by NWS-Illinois in Chicago and the state of Illinois violated the terms of the management services agreement. The complaint seeks injunctive relief, declaratory judgment or, in the alternative, damages, attorneys’ fees, costs and other relief. Among other issues in dispute is what portion of the $8.9 million vendor settlement, if any, should be paid or credited to the other wholesaler. The Company believes the claims are without merit and intends to vigorously defend the lawsuit. The Company has not recorded a provision for this matter as management believes payment to the other wholesaler as a result of the litigation is not probable and the amount of a loss to the Company, if any, is not estimable at this time.

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

Dated as of August 9, 2006

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and Chief Financial Officer