Form 10-Q
period 2006-09-29
NATIONAL WINE & SPIRITS INC
filed 2006-11-09
CIK 1081971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2006.

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

The number of shares of Common Stock, $.01 par value, of National Wine & Spirits, Inc. outstanding as of November 8, 2006 was 5,330,521, of which 104,520 were voting stock.

NATIONAL WINE & SPIRITS, INC.

Quarterly Report

For the period ended September 29, 2006

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) September 29, 2006 and March 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) Three Months Ended September 29, 2006 and September 30, 2005; Six Months Ended September 29, 2006 and September 30, 2005	4

	Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended September 29, 2006 and September 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	September 29, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,480	$2,582
Accounts receivable:
Trade, less allowance for doubtful accounts of $898 and $949	42,678	41,032
Vendor, less allowance for doubtful accounts of $213 and $232	10,021	9,832
Inventory	108,224	92,779
Prepaid expenses and other current assets	12,827	5,386

Total current assets	177,230	151,611

Property and equipment, net	31,646	28,645
Other assets:
Cash surrender value of life insurance	5,464	5,404
Investment in Commonwealth Wine & Spirits, LLC	2,598	5,673
Intangible assets, net of amortization	32,728	25,823
Goodwill	1,246	1,246
Deferred pension costs	497	497
Deposits on acquisition	14,923	14,923
Deposits and other	838	595

Total other assets	58,294	54,161

Total assets	$267,170	$234,417

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$47,273	$44,717
Outstanding checks in excess of bank balance	4,962	316
Accrued payroll and payroll taxes	7,526	9,461
Excise taxes payable	4,670	4,581
Current portion of distribution rights obligations	7,423	5,312
Other accrued expenses	9,712	10,587

Total current liabilities	81,566	74,974

Deferred pension liability	3,332	3,332
Distribution rights obligations	22,713	16,601
Long-term debt	124,907	117,907

Total liabilities	232,518	212,814

Stockholders' equity:
Voting common stock, $.01 par value. 200,000 shares authorized, 104,520 shares issued and outstanding	1	1
Nonvoting common stock, $.01 par value. 20,000,000 shares authorized, 5,226,001 shares issued and outstanding	53	53
Additional paid-in capital	25,009	25,009
Accumulated earnings (deficit)	12,424	(625)
Accumulated other comprehensive loss-unrealized net pension loss	(2,835)	(2,835)

Total stockholders' equity	34,652	21,603

Total liabilities and stockholders' equity	$267,170	$234,417

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net product sales	$174,891	$159,040	$366,608	$317,961
Distribution fees	7,571	7,754	15,401	14,950

Total revenue	182,462	166,794	382,009	332,911

Cost of products sold	140,077	129,042	295,288	258,559

Gross profit	42,385	37,752	86,721	74,352
Selling, general and administrative expenses:
Warehouse and delivery	12,086	10,795	24,011	20,671
Selling	18,519	15,555	36,778	29,979
Administrative	13,165	12,597	25,546	24,025
Management Fees	(5,766)	(4,960)	(9,672)	(8,498)

	38,004	33,987	76,663	66,177

Income from operations	4,381	3,765	10,058	8,175

Interest expense:
Related parties	(142)	(100)	(275)	(165)
Third parties	(3,261)	(2,648)	(6,164)	(5,118)

	(3,403)	(2,748)	(6,439)	(5,283)

Other income (expense):
Vendor settlement income	—	—	8,871	—
Gain on sale of membership interest	105	—	2,590	—
Rental, dividend and other income (expense)	109	(356)	84	(147)
Equity in earnings (loss) income of Commonwealth Wine & Spirits, LLC	(209)	164	48	418

Total other income (expense)	5	(192)	11,593	271

Net income	$983	$825	$15,212	$3,163

See accompanying notes.

NATIONAL WINE & SPIRITS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	September 29, 2006	September 30, 2005
Operating Activities:
Net income	$15,212	$3,163
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation of property and equipment	1,942	1,879
Amortization of intangible assets	4,799	3,719
Distributions from Commonwealth Wine & Spirits, LLC	525	384
Equity in earnings of Commonwealth Wine & Spirits, LLC	(48)	(418)
Provision for bad debt expense	(24)	6
(Gain) loss on sale of fixed assets	(4)	38
Gain on sale of membership interest	(2,590)	—
Increase in cash surrender value of life insurance	(60)	(53)
Changes in operating assets and liabilities
Accounts receivable	(1,811)	(12,283)
Inventories	(15,445)	(23,277)
Prepaid expenses and other current assets	(7,441)	(1,563)
Deposits and other	(244)	2
Accounts payable	2,556	13,454
Accrued expenses and taxes	(2,721)	(168)

Net cash and cash equivalents used in operating activities	(5,354)	(15,117)

Investing activities:
Purchases of property and equipment	(4,958)	(2,554)
Purchases of intangible assets	(19)	(498)
Proceeds from sale of property and equipment	19	28
Deposits on acquisitions	—	(14,923)
Proceeds from sale of membership interest	5,188	—

Net cash and cash equivalents provided by (used in) investing activities	230	(17,947)

Financing activities:
Cash provided by outstanding checks in excess of bank balance	4,646	4,153
Proceeds from line of credit borrowings	122,000	126,750
Principal payments on line of credit borrowings	(115,000)	(92,500)
Proceeds of borrowing from shareholder	—	2,500
Payments of distribution rights obligations	(3,461)	(1,861)
Distributions to stockholders	(2,163)	(6,178)

Net cash and cash equivalents provided by financing activities	6,022	32,864

Net increase (decrease) in cash and cash equivalents	898	(200)
Cash and cash equivalents, beginning of year	2,582	2,957

Cash and cash equivalents, end of year	$3,480	$2,757

See accompanying notes.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

National Wine & Spirits, Inc. (“NWS” or “the Company”), an S-Corporation, is a holding company which operates primarily in the wine and liquor wholesale distribution business. Based in Indianapolis, National Wine & Spirits Corporation (“NWSC”) is a wholesale distributor of liquor and wines throughout Indiana and also operates a division for the distribution of cigars and accessories. Based in Chicago, NWS-Illinois, LLC (“NWS-LLC”) is a wholesale distributor of liquor, wines, and beer throughout Illinois. NWS Michigan, Inc. (“NWSM”) distributes liquor throughout Michigan and National Wine & Spirits, LLC (“NWSM-LLC”) is a wholesale distributor of non-alcoholic and low proof products throughout Michigan. NWSM distributes spirits products as an Authorized Distribution Agent (“ADA”) for the State of Michigan and derives revenue from distribution and brokerage fees. Accordingly, NWSM's results represent the entire "All Other" segment as described in Note 8. Based in Connecticut, United States Beverage, LLC (“USB”) distributes and markets import and craft beer along with malt based products throughout the United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 29, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The condensed consolidated financial statements (unaudited), and notes thereto, should be read in conjunction with the audited consolidated financial statements disclosed in NWS’ annual report on Form 10-K for the year ended March 31, 2006.

There were no amounts included in comprehensive income for the three month and six month periods ended September 29, 2006 and September 30, 2005, other than net income.

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

Net sales and distribution fees are recognized at the time product is delivered, which is when title passes. Shipping and handling charged to customers is included in Net Product Sales. For the three and six month periods ended September 29, 2006 and September 30, 2005, the Company incurred delivery expenses of $5.3 million and $10.5 million, and $4.9 million and $9.3 million, respectively, which are included in warehouse and delivery expenses in the accompanying Consolidated Statements of Income.

Statement of Operations Classification

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold. Cost of products sold includes direct product costs, inbound freight, state and federal excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company's LIFO reserve. The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales.

The Company classifies the following expense categories separately on its statement of operations: warehouse and delivery; selling; and administrative. The Company's costs to operate its warehousing and distribution network, including costs for purchasing, receiving, storing, internal product transfers, order fulfillment, and delivery are included in the warehouse and delivery expense category. The Company's selling expenses primarily include sales commissions, wages, travel, entertainment, and product promotional costs. Administrative expenses of the Company primarily include officers' wages, office salaries, legal costs, health and welfare expenses, payroll taxes, and general office expenses

Use of Estimates and Assumptions

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

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Fiscal Year

The Company’s fiscal year begins on April 1 and ends on March 31 of the year stated. The Company reports results using a fiscal quarter method whereby each quarter is reported as of the last Friday of the thirteen week period. The results for the three and six month periods ended September 29, 2006 include thirteen weeks and twenty-six weeks, respectively. The results for the three and six month periods ended September 30, 2005 include thirteen weeks and twenty-six weeks and one day, respectively.

Recently Issued Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) discussed issue 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The EITF tentatively concluded the presentation of taxes on either a gross or net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which the income statement is presented if those amounts are significant. The Company has determined the implementation of EITF 06-03 will not have a material effect on its financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. Statement 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact that the implementation of FASB 158 will have on its presentation of financial position, results of operations and cash flows.

SEC Staff Accounting Bulletin Topic IN, Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

the amount of a misstatement. Specifically, the amount should be computed using both a “rollover” (current year income statement perspective) and an “iron curtain” (year-end balance sheet perspective) method. SAB 108 will be effective for the Company for the fiscal year ending March 31, 2007. The Company is currently evaluating the impact of SAB 108.

Reclassifications

Certain amounts from the prior year’s consolidated statements of income have been reclassified to conform to the current year presentation. Amortization of direct financing costs related to the Company’s senior notes for the three and six month periods ended September 30, 2005 in the amount of $112,000 and $224,000, respectively, has been reclassified from administrative expense to interest expense to conform to the current year’s presentation.

2. Investment in Unconsolidated Subsidiaries

In June 2006, the Company received $5.2 million from Commonwealth Wine & Spirits, LLC (“CWS”) from the sale of 50% of the Company’s interest in CWS. The proceeds received and gain recorded may vary due to purchase price adjustments based on the CWS balance sheet as of June 30, 2006. The Company currently holds a 12.5% membership interest in CWS and accounts for its investment by the cost method effective June 30, 2006. During the quarter ended September 29, 2006, the Company recorded closing adjustments resulting in a loss in equity of CWS of $209,000 and an additional gain on sale of membership interest of $105,000.

3. Inventory

Inventory is comprised of the following:

	September 29, 2006	March 31, 2006
	(in thousands)
Inventory at FIFO	$121,795	$105,882
Less: LIFO reserve	(13,571)	(13,103)

	$108,224	$92,779

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Company utilizes the LIFO method of accounting for inventory for substantially all of its inventory. The amounts accounted for under LIFO as of September 29, 2006 and March 31, 2006 were $120.6 million and $102.5 million, respectively.

4. Supplemental Cash Flow Information

During the six month period ended September 29, 2006, the Company acquired intangible assets, principally distribution rights, of $11.7 million by incurring other liabilities of $11.7 million.

Cash paid for interest was $6.4 million and $4.9 million during the six month periods ended September 29, 2006 and September 30, 2005, respectively.

5. Intangible Assets

Intangible assets consist of the following:

	September 29, 2006			March 31, 2006
	(in thousands)			(in thousands)
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
Intangible Assets Subject to Amortization
Distribution rights	6	$49,938	$18,744	7	$42,400	$18,365
Loan acquisition costs	10	4,080	3,070	10	4,061	2,828

Total		$54,018	$21,814		$46,461	$21,193

		Carrying Amount			Carrying Amount
Intangible Assets Not Subject to Amortization
Distribution rights		$524			$555

During the six month period ended September 29, 2006, the Company entered into a series of agreements that resulted from the termination of certain brand distribution rights and the Company received a termination payment of $8.9 million. The Company amortized the remaining balance of the indefinite lived distribution rights related to the brands of $31,000. The resulting gain was included in the Other income section of the Company’s Consolidated Statement of Operations as Vendor settlement income.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

6. Debt

Long-term debt is comprised of the following:

	September 29, 2006	March 31, 2006
	(in thousands)
Senior notes payable (A)	$77,079	$77,079
Bank revolving line of credit (B)	41,000	34,000
Notes payable to stockholders	6,828	6,828

	124,907	117,907
Less: current maturities	—	—

	$124,907	$117,907

(A)	On January 25, 1999, the Company issued $110.0 million of unsecured senior notes with a maturity of January 15, 2009. Interest on the senior notes is 10.125% and is payable semiannually. These senior notes are guaranteed by the Company's subsidiaries. The guarantors are either wholly owned or the Company owns 100% of the voting stock and there are no non-guarantor subsidiaries. The guarantees are full, unconditional and joint and several. NWS is a holding company and has no independent assets or operations.

The bond indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, engage in mergers or consolidations, make capital expenditures and otherwise restrict corporate activities.

The Company may redeem some or all of the senior notes at any time at stated redemption prices plus accrued interest and liquidated damages.

(B)	On March 31, 2003, NWS entered into a credit agreement with LaSalle Bank National Association, as lender and agent, and National City Bank of Indiana that provides a revolving line of credit for borrowings of up to $40.0 million, including standby or commercial letters of credit of up to $5.0 million, through April 1, 2008. Commercial letters of credit of $4.0 million were outstanding at September 29, 2006 for the self-insured portion of NWS' casualty insurance policies. Line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined, and are guaranteed by all NWS' subsidiaries. Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. In addition, the agreement places restrictions on the Company and its subsidiaries regarding additional indebtedness, dividends, mergers or consolidations and capital expenditures.

As of September 29, 2006, the applicable interest rate on $21.0 million of the revolving line of credit was 8.25%, based upon prime rate pricing. The applicable rate on $20.0 million of the revolving line of credit was 6.58%, based upon LIBOR pricing.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Through a series of amendments to the credit agreement, the maximum available under the line of credit at September 29, 2006 was $60.0 million, subject to borrowing base calculations. The Company had $41.0 million of outstanding advances and $4.0 million in letters of credit outstanding, and had availability of approximately $15.0 million at September 29, 2006. Commercial letters of credit of $4.0 million are issued for the self-insured portion of NWS’ casualty insurance policies.

The Company’s revolving credit facility and indenture limit the Company's ability to declare certain shareholder distributions. Distributions to shareholders are generally permitted for quarterly income tax estimates, but distributions for other purposes are subject to other terms and conditions including the level of consolidated net income of the Company and its subsidiaries. There are no restrictions on the Company's subsidiaries' ability to transfer cash or other assets to the Company.

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

The Company was in compliance at September 29, 2006 with the restrictive covenants, as amended, of the revolving credit facility.

7. Employee Benefit Plans

The Company funds a noncontributory defined benefit pension plan covering substantially all of its warehousemen and drivers. Eligible employees can participate after one year of service and the attainment of age 21 with entry on January 1 and July 1. Benefits are based on length of eligible service, form of payment, and vest after five years of employment. The Company makes quarterly contributions to the plan based on amounts permitted by law as well as voluntary contributions to maintain or increase the funded percentage of the plan. The Company uses a December 31 measurement date. Components of net periodic benefit cost for the three months

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

ended September 29, 2006 and September 30, 2005, and the six months ended September 29, 2006 and September 30, 2005, are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(in thousands)		(in thousands)
Service cost-benefits earned during the year	$104	$120	$208	$240

Interest cost on projected benefit obligation	107	107	214	214
Expected return on plan assets	(96)	(96)	(192)	(192)
Prior service cost and other amortization (net)	44	44	88	88

Net periodic pension cost	$159	$175	$318	$350

8. Segment Reporting

The Company’s reportable segments are business units that engage in product sales and all other activities. The majority of the all other activities relate to distribution fee operations conducted by NWSM. The Company evaluates performance and allocates resources based on these segments. Non operating gains or losses not directly related to an operating segment are reported in the product sales segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements for the year ended March 31, 2006.

	Three Months Ended		Six Months Ended
	September 29, 2006	September 29, 2005	September 29, 2006	September 30, 2005
	(in thousands)		(in thousands)
Revenue from external customers
Product sales	$174,891	$159,040	$366,608	$317,961
All other	7,571	7,754	15,401	14,950
Segment income from operations
Product sales	3,640	2,885	8,427	6,885
All other	741	880	1,631	1,290

			September 29, 2006	March 31, 2006
Segment assets
Product sales			242,580	210,431
All other			24,590	23,986

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

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Effective August 28, 2004, the parties modified the terms of the management services agreement, whereas, the other wholesaler committed to fund 100% of operating losses and receive 100% of operating profits until the cumulative incremental difference between funding 80% and 100% of operating losses is recouped in operating profits. The agreement will then revert back to the 80% terms. Ownership of NWS-LLC or the NWS-LLC's operating assets was not changed. However, if certain conditions are met, the other wholesaler may purchase NWS-LLC's assets for a purchase price based upon 80% of the then current net assets of NWS-LLC and a 20% equity interest in the successor Illinois organization, as defined in the agreement.

Pursuant to the agreement, NWS-LLC recorded approximately $5.8 million and $9.7 million as a reduction of operating expenses during the three and six months ended September 29, 2006. The Company recorded approximately $5.0 million and $8.5 million as a reduction of operating expenses during the three and six month periods ended September 30, 2005. At September 29, 2006, a receivable from the wholesaler in the amount of approximately $8.5 million was recorded in Prepaid expenses and other current assets. As further described in Note 10, $6.7 million of the receivable is currently past due but all amounts due under the management agreement are expected to be paid on or before the closing of the sale of substantially all of the Company’s Illinois net assets, as referenced below.

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

On July 18, 2006, the Company offered to buy the wholesaler out of the management services agreement in the Illinois market for $10.0 million, as is provided in the agreement. The wholesaler had until August 17, 2006 to accept the offer or respond as specified in the MSA.

On August 16, 2006, the Company received a response from the wholesaler indicating that the wholesaler was exercising its right to form a new joint venture that will result in the sale of all of the net assets of the Company’s Illinois business with cash proceeds based upon 100% of the then current net book value of the Company’s Illinois business. Closing is subject to a number of closing conditions.

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10. Litigation

On May 30, 2006, the wholesaler that is a party to the management services agreement referenced in Note 9 filed a complaint against the Company and NWS-Illinois alleging that the surrender of certain distribution rights related to malt beverage products distributed by NWS-Illinois in Chicago and the state of Illinois violated the terms of the management services agreement. The complaint sought injunctive relief, declaratory judgment or, in the alternative, damages, attorneys' fees, costs and other relief. The wholesaler filed an amended complaint on August 3, 2006, asserting claims to compel arbitration, for preliminary injunction, and for constructive trust. Among other issues in dispute is what portion of the $8.9 million vendor settlement and the $4.9 million in proceeds from the surrender and release of brand distribution rights, if any, should be paid or credited to the other wholesaler. The Company believes the claims are without merit and intends to vigorously defend the lawsuit. The Company has not recorded a provision for this matter as management believes payment to the other wholesaler as a result of the litigation is not probable and the amount of a loss to the Company, if any, is not estimable at this time.

The Company has recorded a receivable of approximately $8.5 million as of September 29, 2006, of which $6.7 million is past due according to the terms of the management services agreement between NWS-Illinois and the other wholesaler. The Company has not recorded a provision for the past due amounts under this agreement as the Company is contractually entitled to the amounts that have been recorded and the amount of a loss to the Company, if any, is not estimable at this time.

On October 6, 2006, the Company received a temporary restraining order, sought by the other wholesaler in the litigation, that enjoined the sale by the Company of supplier contracts and distribution rights pursuant to agreements entered into after the exercise of the other wholesaler’s option to purchase the Company’s net assets on August 16, 2006. The temporary restraining order explicitly does not affect the sale of distribution rights by the Company pursuant to agreements entered into prior to August 16, 2006.

On October 23, 2006, the court denied the wholesaler’s motion to compel arbitration and granted the Company’s motion to stay arbitration of claims asserted by the wholesaler. The wholesaler’s amended complaint was also dismissed. The temporary restraining order remains in place pending the filing of a second amended complaint, due to be filed November 21, 2006.

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

National Wine & Spirits, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

11. Subsequent Event

During October 2006, the Company received a payment of approximately $4.9 million that resulted from the surrender and release of certain brand distribution rights in the Company’s Illinois business.

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

Disclosure Regarding Forward-Looking Statements

This Form 10-Q, including, but not limited to the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “intend,” “will,” “expect,” “anticipate,” “should,” “plans to,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. Although the Company believes that the expectations will prove to be correct, all forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

Overview

National Wine & Spirits, Inc. (the “Company”) is one of the largest distributors of wine and spirits in the United States. Substantially all of the Company's current operations are in Illinois, Indiana, Michigan, Kentucky (through its investment in an affiliate), and from USB, the Company's national import, craft and specialty beer marketing and distribution business. The Company's reported revenues include net product sales in Illinois, Indiana, Michigan, and from USB, with distribution fees from the Michigan distribution and brokerage operation.

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

The most comparable GAAP measure for EBITDA is net income or loss. Following is a reconciliation between net income or loss and EBITDA for the three months and six months ended September 29, 2006 and September 30, 2005:

	Three Months Ended		Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(in thousands)		(in thousands)
Net Income	$983	$825	$15,212	$3,163
Interest expense	3,403	2,748	6,439	5,283
Depreciation	987	940	1,942	1,879
Amortization	2,236	1,759	4,574	3,495

EBITDA	$7,609	$6,272	$28,167	$13,820

The EBITDA information reflected herein may not be comparable to similarly titled measures used by other companies.

Executive Summary

The Company’s expanded spirits and wine brand representation in certain markets resulted in greater total product sales revenue through increased case volume, resulting in the Company’s income from operations increasing by $0.6 million despite higher operating costs during the three months ended September 29, 2006 compared to the prior year’s comparable quarter. Gross profit increased by $4.6 million while operating expenses increased by $4.0 million during the three months ended September 29, 2006 from the prior year’s comparable quarter, primarily due to increased personnel and operational costs related to the additional business demands of the additional brand representations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table includes information regarding total cases shipped by NWS during the three months and six months ended September 29, 2006 and September 30, 2005:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	September 29, 2006	September 30, 2005		September 29, 2006	September 30, 2005
	(Cases in thousands)			(Cases in thousands)
Wine (product sales operations)	989	782	26.5%	2,062	1,357	52.0%
Spirits (product sales operations)	759	660	15.0%	1,558	1,358	14.7%
Spirits (distribution fee operations)	708	749	(5.5)%	1,432	1,501	(4.6)%

Total wine and spirits	2,456	2,191	12.1%	5,052	4,216	19.8%

Other	1,655	2,428	(31.8)%	3,681	5,071	(27.4)%

Total	4,111	4,619	(11.0)%	8,733	9,287	(6.0)%

Three Months Ended September 29, 2006 Compared With Three Months Ended September 30, 2005

Revenue

The Company’s product sales revenue for the three months ended September 29, 2006 increased by $15.9 million, primarily due to increased spirits and wine volume from greater brand representation. The increase was primarily the result of the addition of certain brands that were acquired by Future Brands and Pernod Ricard, and the continued representation of the E&J Gallo brands that were added to the product sales segment during the last six months of the prior fiscal year. The increased spirits and wine revenue more than offset a decrease in the Company’s other products which resulted from the termination of certain distribution rights during March, 2006.

Gross Profit

Gross profit increased $4.6 million to $42.4 million due to increased product sales revenue, primarily from the additional spirits and wine brand representation discussed above. Additionally, the Company’s gross profit on products sales increased to 19.9% versus 18.9% during the prior year’s comparable quarter, the result of a product sales mix that included a greater percentage of wine items than in the previous fiscal year.

Operating Expenses

Total operating expenses for the three months ended September 29, 2006 increased $4.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million as compared to the prior year’s comparable quarter, largely caused by increased personnel and operational costs related to the additional brand representation and case sales volume in the Company’s product sales segment.

Warehouse and delivery expenses increased by $1.3 million during the three months ended September 29, 2006 as compared to the prior year’s comparable quarter, and were the result of the increased wine and spirits case volume in the product sales segment. The increase in warehouse and delivery expenses from the product sales segment, as compared to the prior period, and was driven by increased labor expense of approximately $0.5 million, fuel costs of $0.2 million, rental expense of $0.2 million, and greater supply and maintenance expenses of $0.4 million. Warehouse and delivery expense in the distribution fee segment increased by $0.1 million primarily due to increased rental expenses as compared to the prior year’s comparable quarter.

Selling expenses increased $3.0 million for the three months ended September 29, 2006 as compared to the prior year’s comparable quarter, primarily due to the higher product sales volume which increased personnel and related wages and commissions by approximately $1.2 million and brand promotion costs of approximately $1.7 million.

Administrative expenses increased by $0.6 million for the three months ended September 29, 2006 as compared to the prior year’s comparable quarter. The increase primarily resulted from the increased professional services expense of approximately $0.5 million, greater casualty insurance costs of $0.2 million, offset by a reduction in health care costs of $0.3 million.

Management fees from Glazer’s Wholesale Drug Company, Inc. (“Glazer”) were $5.8 million for the three months ended September 29, 2006, as compared to $5.0 million for the prior year’s comparable quarter. The management fees are based upon the financial performance of the Illinois business whereby the Company receives management fees equal to 100% of any operating losses of its Illinois business. As further described in Note 10 to the Company’s financial statements, $6.7 million of the $8.5 million recorded as a management fee has not been collected from Glazer as of September 29 and is currently past due. All amounts due under the management agreement are expected to be paid on or before the closing of the sale of substantially all of the Company’s Illinois net assets.

Income from Operations

The Company’s operating income increased by $0.6 million for the three months ended September 29, 2006 versus the prior year’s comparable quarter. The Company’s operating income from the product sales segment, during the three months ended September 29, 2006, increased by $0.8 million as compared to the prior year’s comparable quarter. The additional brand representation and related increase in gross profit exceeded the incremental operating expenses for the quarter ended September 29, 2006 as compared to the prior year’s comparable quarter. Operating income for the distribution fee segment decreased by $0.2 million for the three months ended September 29, 2006 as compared to the prior year’s comparable quarter, primarily due to slightly decreased case sales and flat operating expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense increased by $0.7 million during the three months ended September 29, 2006 as compared to the prior year’s comparable quarter, as a result of increased balances on the Company’s revolving credit facility and increases in interest rates. The Company utilized the revolving credit facility to fund a deposit, currently in escrow, of $14.9 million in connection with a stock purchase agreement executed on September 1, 2005. Additionally, the Company utilized its revolving credit facility to fund the working capital expansion in the product sales segment during fiscal 2006. The applicable prime based interest rate on the revolving line of credit at September 29, 2006 was 8.25%, while the comparable rate at September 30, 2005 was 6.75%.

Other Income or Expense

Other income increased by $0.2 million versus the prior year’s comparable quarter, primarily due to a one time sales transaction that resulted in a loss of $0.2 million during the quarter ended September 30, 2005 that did not occur during the current year’s quarter.

Net Income

Net income of $1.0 million for the quarter ended September 29, 2006 was $0.2 million greater than the prior year’s comparable quarter, primarily due to increased product sales volume and related gross profit that exceeded the Company’s increased operational costs and interest expense.

EBITDA

For financial analysis purposes only, the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the quarter ended September 29, 2006 was $7.6 million as compared to $6.3 million during the prior year’s comparable quarter. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income, or net cash flow from operating activities, and should not be construed as an indication of operating performance or as a measure of liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 29, 2006 Compared With Six Months Ended September 30, 2005

Revenue

The Company’s product sales revenue for the six months ended September 29, 2006 increased by $48.6 million primarily due to increased spirits and wine volume that was the result of greater brand representation. The increase was primarily the result of the addition of certain brands that were acquired by Future Brands and Pernod Ricard, and the continued representation of the E&J Gallo brands that were added to the product sales segment during the last six months of the prior fiscal year.

Gross Profit

Gross profit increased $12.4 million to $86.7 million due to increased product sales revenue, primarily from additional spirits and wine brand representation discussed above. Additionally, the Company’s gross profit on products sales increased to 19.5% versus 18.7% during the prior year’s comparable period and was the result of a product sales mix that included a greater percentage of wine items than in the previous fiscal year.

Operating Expenses

Total operating expenses for the six months ended September 29, 2006 increased $10.5 million as compared to the prior year’s comparable period, largely caused by increased personnel and operational costs related to the additional brand representation and case sales volume in the Company’s product sales segment.

Warehouse and delivery expenses increased by $3.3 million during the six months ended September 29, 2006 as compared to the prior year’s comparable period, and were the result of the increased wine and spirits case volume in the product sales segment. The increase in warehouse and delivery expenses from the product sales segment, as compared to the prior period, was driven by increased labor expense of approximately $1.4 million, fuel costs of $0.3 million, rental expense of $0.4 million, and greater supply and maintenance expenses of $0.8 million. Warehouse and delivery expense in the distribution fee segment increased by $0.3 million primarily due to increased rental expenses of $0.1 million and greater supply and maintenance expenses of $0.1 million, as compared to the prior year’s comparable period.

Selling expenses increased $6.8 million for the six months ended September 29, 2006 as compared to the prior year’s comparable period, primarily due to the higher product sales volume which increased personnel and related wages and commissions by approximately $3.4 million, brand promotion costs of approximately $3.1 million, and increased auto expenses of $0.2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Administrative expenses increased by $1.5 million for the six months ended September 29, 2006 as compared to the prior year’s comparable period. The increase primarily resulted from the increased professional services expense of approximately $0.8 million and greater casualty insurance costs of $0.3 million.

Management fees from Glazer’s Wholesale Drug Company, Inc. (“Glazer”) were $9.7 million for the six months ended September 29, 2006, as compared to $8.5 million for the prior year’s comparable period. The management fees are based upon the financial performance of the Illinois business whereby the Company receives management fees equal to 100% of any operating losses of its Illinois business.

Income from Operations

The Company’s operating income increased by $1.9 million for the six months ended September 29, 2006 versus the prior year’s comparable period. The Company’s operating income from the product sales segment, during the six months ended September 29, 2006, increased by $1.8 million as compared to the prior year’s comparable period. The additional brand representation and related increase in gross profit exceeded the incremental operating expenses for the period ended September 29, 2006 as compared to the prior year’s comparable period. Operating income for the distribution fee segment increased by $0.3 million for the six months ended September 29, 2006 as compared to the prior year’s comparable period, primarily due to slightly increased fee revenue of approximately $0.5 million and operating expenses that increased by $0.1 million.

Interest Expense

Interest expense increased by $1.2 million during the six months ended September 29, 2006 as compared to the prior year’s comparable period, as a result of increased balances on the Company’s revolving credit facility and increases in interest rates. The Company utilized the revolving credit facility to fund a deposit, currently in escrow, of $14.9 million in connection with a stock purchase agreement executed on September 1, 2005. Additionally, the Company utilized its revolving credit facility to fund the working capital expansion in the product sales segment during fiscal 2006. The applicable prime based interest rate on the revolving line of credit at September 29, 2006 was 8.25%, while the comparable rate at September 30, 2005 was 6.75%.

Other Income or Expense

Other income increased by $11.3 million versus the prior year’s comparable period, primarily due to the receipt of an $8.9 million vendor termination payment and a $2.6 million gain from the sale of 50% of the Company’s interest in CWS. The vendor settlement represents compensation received from a vendor following a termination of the Company’s distribution agreement. The Company does not expect the distribution rights termination or sale of CWS interest to have a material effect on the future cash flow or income of the product sales segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income

Net income of $15.2 million for the six months ended September 29, 2006 was $12.0 million greater than the prior year’s comparable period, primarily due to the receipt of the vendor termination payment of $8.9 million and the $2.6 million gain from the sale of 50% of the Company’s interest in CWS.

EBITDA

For financial analysis purposes only, the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) for the six months ended September 29, 2006 was $28.2 million as compared to $13.8 million during the prior year’s comparable period. Please see the discussion and reconciliation regarding EBITDA as a non-GAAP financial measure set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. EBITDA should not be construed as an alternative to operating income, or net cash flow from operating activities, and should not be construed as an indication of operating performance or as a measure of liquidity.

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund accounts receivable and inventories for the product markets in Illinois, Indiana, Michigan, and its USB operation. The Company has historically satisfied its cash requirements principally through cash flow from operations, trade terms, bank borrowings and existing cash balances.

At September 29, 2006, the maximum available under the line of credit was $60.0 million, subject to borrowing base calculations. The Company had $41.0 million of outstanding advances and $4.0 million in letters of credit outstanding, and had availability of approximately $15.0 million at September 29, 2006. Commercial letters of credit of $4.0 million are issued for the self-insured portion of NWS’ casualty insurance policies.

Interest is payable monthly at the LIBOR rate or the higher of the prime lending rate or the federal funds rate, plus a margin percentage. Of the $41.0 million of advances outstanding at September 29, 2006, $21.0 million bore interest at 8.25% based upon prime rate pricing, and $20.0 million bore interest at an average of 6.58% based upon LIBOR pricing. The line of credit borrowings are collateralized by and based upon eligible accounts receivable and inventories, as defined in the credit agreement, and are guaranteed by the Company's subsidiaries. The Company must maintain certain interest coverage and funded debt coverage ratios, with which the Company was in compliance at September 29, 2006. The Company anticipates that the revolving credit facility and other financial resources will provide adequate availability to fund operations and working capital needs during the remainder of fiscal 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash used in operating activities was $5.4 million for the six months ended September 29, 2006, as compared to cash used in operating activities of $15.1 million during the prior year’s comparable period. The Company’s increased net income of $12.0 million was primarily responsible for the comparable increase in cash provided by operations during the current fiscal year as compared to the prior year’s comparable period. The Company’s cash used for working capital increased by $1.3 million during the current fiscal year, as compared to the prior year’s six month period primarily due to the increase in receivables from Glazer. At September 29, 2006, of the $12.8 million of Prepaid expenses and other current assets, $8.5 million is due from Glazer and $6.7 million is beyond the specified payment terms. All amounts due under the management agreement with Glazer are expected to be paid on or before the closing of the sale of substantially all of the Company’s Illinois net assets.

Net cash provided by investing activities was $0.2 million for the six months ended September 29, 2006, compared to cash used of $17.9 million during the prior year’s comparable period. During the current fiscal year the Company received $5.2 million related to the sale of 50% of the Company’s interest in CWS to a third party. Additionally, the Company’s purchases of property and equipment of $5.0 million was primarily related to the expansion of the Company’s facilities in Indiana. The Company deposited $14.9 million in escrow during September 2005 in connection with a stock purchase agreement, which did not occur during the current fiscal year.

The Company’s fiscal 2007 capital expenditures will include the completion of an upgrade to its facilities and material handling system in Indiana and total capital expenditures are expected to be approximately $7.0 to $10.0 million.

Net cash provided by financing activities was $6.0 million for the six months ended September 29, 2006, versus $32.9 million provided by financing activities during the prior year’s comparable period. The additional funds provided by the Company’s increased net income of $12.0 million and the funding of the escrow deposit of $14.9 million during September 2005 that did not occur during the current fiscal year, were the primary reasons for the comparative decrease in funds provided by financing activities.

Distributions to stockholders during the six months ended September 29, 2006 were $2.2 million, which were $4.0 million less than during the prior year’s comparable period. The $2.2 million of stockholder distributions were used entirely to fund shareholder income tax estimates. The Company’s revolving credit agreement and indenture limit the Company’s ability to declare certain stockholder distributions. Stockholder distributions are generally permitted for quarterly income tax estimates, and distributions for other purposes are subject to terms and conditions with which the Company was in compliance at September 29, 2006.

The Company’s total assets of $267.2 million at September 29, 2006 increased by $32.8 million from March 31, 2006. The increase in assets was primarily due to increased inventories of $15.4 million, increased distribution rights of $7.1 million related to the product sales segment, and an increased receivable from Glazer related to the management services agreement of $7.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million. The Company funded these expenditures by increased cash flow from earnings, incurring obligations for distribution rights of $11.7 million, and by drawing upon the revolving line of credit. Total debt of $124.9 million at September 29, 2006 was $7.0 million higher than at March 31, 2006, and was primarily due to working capital requirements, funding of capital expenditures, and payment of stockholder distributions. Equity increased by $13.0 million during the six months ended September 29, 2006 resulting from net income of $15.2 million offset by the payment of stockholder distributions of $2.2 million.

The Company expects to maintain adequate cash balances, collateral, and revolving credit facility availability to satisfy the Company's anticipated working capital and debt service requirements during fiscal 2007.

Aggregate Contractual Commitments

During the six month period ended September 29, 2006, the Company acquired intangible assets, principally distribution rights, of $11.7 million by incurring other liabilities of $11.7 million. The additional liabilities result in additions to the Company’s future commitments on distribution rights obligations of $13.7 million, including interest over the next 5 fiscal years and thereafter commencing April 1, 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Other

As a matter of policy, the Company plans to review and evaluate all professional services firms every three to four years. This review will include but is not limited to legal, audit and information systems services.

Inflation

Inflation has not had a significant impact on the Company's operations, but there can be no assurance that inflation will not have a negative effect on the Company's financial condition, results of operations or debt service capabilities in the future.

Environmental Matters

The Company currently owns and leases a number of properties, and historically it has owned and/or leased others. Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions relating to the presence of certain hazardous substances on such properties. The liability imposed by such laws is often joint and several without regard for whether the property owner or operator knew of, or was responsible for, the presence of such hazardous substances. In addition, the presence of such hazardous substances, or the failure to properly remediate such substances, may adversely affect the property

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

owner’s ability to borrow using the real estate as collateral and to transfer its interest in the real estate. Although the Company is not aware of the presence of hazardous substances requiring remediation, there can be no assurance that releases unknown to the Company have not occurred. Except for blending and bottling of a few of the Company's private label brands, the Company does not manufacture any of the wine or spirit products it sells and believes that it has conducted its business in substantial compliance with applicable environmental laws and regulations. Compliance with environmental laws has not had a material effect upon NWS' capital expenditures, earnings or competitive position.

Critical Accounting Policies

The Company's consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting periods.

The Company continually evaluates its accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

The Company believes its critical accounting policies and estimates, as reviewed and discussed with the audit committee of the Board of Directors, include accounting for impairment of long-lived assets, accounts receivable valuation, inventory valuation, vendor allowances, and pensions.

Impairment of Long-lived Assets. The Company evaluates long-lived assets and intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the probability of possible outcomes in determining the best estimate of future cash flows.

Receivables and Credit Policies. The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and creates an allowance for doubtful accounts based on the credit worthiness of specific accounts and an estimate of other uncollectible accounts based on historical performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Defined Benefit Pension Plan. The most significant element in determining the Company's pension income (cost) in accordance with SFAS No. 158 is the expected return on plan assets. In 2004, the Company reduced its expected long-term rate of return on plan assets to 7.5% from 8.5% during the prior fiscal year. The assumed long-term rate of return on assets reflects the weighted average rate of earnings expected on the classes of funds invested, or to be invested to provide for the plan benefits. An analysis of the composition of the plan’s investments and investment policy compared against the investment’s expected returns results in the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) can affect future pension income (cost). Over the long term, the Company's pension plan assets have earned an average annual return of 9.4%. However, the plan assets have earned an average of 4.2% per year during the last four years. Although the investment return on plan assets has been positive for each of the previous three years, should this recent trend continue, the Company will again be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension cost would increase.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company uses the preceding November’s Moody’s AA Corporate Bond Index rounded down to the nearest 1/4 of a percentage point. At March 31, 2006, the Company determined this rate to be 5.50%, a decrease of 25 basis points from the rate used at March 31, 2005. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 158.

The Company’s accumulated pension obligation exceeded the fair value of the related plan assets primarily due to the difference in the actual return on assets compared to the expected return on assets and the reduction in the discount rate assumption. As a result, in fiscal 2006 the Company recorded an increase to accrued pension liability and a non-cash charge to equity of approximately $0.3 million. This charge may be reversed in future periods if asset returns improve or interest rates rise. For the years ended March 31, 2006 and 2005, the Company recognized consolidated pretax pension cost of $0.7 million each year. The Company currently expects that the consolidated pension cost for 2007 will not be materially different from 2006. The Company funded $0.6 million during the six months ended September 29, 2006 and the total required minimum amount of 2007 contributions are approximately $1.1 million. However, the Company may elect to increase the minimum level of contributions in 2007 based on a number of factors, including performance of pension investments, changes in interest rates, and the funded percentage of the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed-rate debt and other types of long-term debt at September 29, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed	$—	$—	$—	$77,079,000	$—	$—	$77,079,000	$77,850,000
Avg. Rate	—	—	—	10.125%	—	—	10.125%
Variable	$—	$—	$—	$41,000,000	$6,828,000	$—	$47,828,000	$47,828,000
Avg. Rate	—	—	—	7.44%	8.25%	—	7.55%

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

Item 4. Controls and Procedures

As of September 29, 2006, the Company performed an evaluation, under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Corporate Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and the Company's Corporate Controller concluded that the Company's disclosure controls and procedures are effective.

During the preparation of the Company’s Annual Report on Form 10-K, management identified certain significant deficiencies and took the following actions during the six months ended September 29, 2006:

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

•	The Company has updated authorization and review procedures designed to ensure appropriate reporting of inventory in transit. Management has designed, improved and implemented the reporting process in relation to inventory in transit.

There were no changes in the Company’s internal control over financial reporting as of the end of the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 30, 2006, Glazer filed a complaint against the Company and NWS-Illinois alleging that the surrender of certain distribution rights related to malt beverage products distributed by NWS-Illinois in Chicago and the state of Illinois violated the terms of the management services agreement. The complaint sought injunctive relief, declaratory judgment or, in the alternative, damages, attorneys’ fees, costs and other relief. Glazer filed an amended complaint on August 3, 2006, asserting claims to compel arbitration, for preliminary injunction, and for constructive trust. Among other issues in dispute is what portion of the $8.9 million vendor settlement and the $4.9 million in proceeds from the surrender and release of brand distribution rights, if any, should be paid or credited to Glazer. The Company believes the claims are without merit and intends to vigorously defend the lawsuit. The Company has not recorded a provision for this matter as management believes payment as a result of the litigation is not probable and the amount of a loss to the Company, if any, is not estimable at this time.

The Company has recorded a receivable of approximately $8.5 million as of September 29, 2006, of which $6.7 million is past due according to the terms of the management services agreement with Glazer. The Company has not recorded a provision for the past due amounts under this agreement as the Company is contractually entitled to the amounts that have been recorded and the amount of a loss to the Company, if any, is not estimable at this time.

On October 6, 2006, the Company received a temporary restraining order, sought by Glazer, enjoining the sale of supplier contracts and distribution rights pursuant to agreements entered into after the exercise of Glazer’s option to purchase NWS-Illinois’ assets on August 16, 2006. The temporary restraining order explicitly does not affect the sale of distribution rights pursuant to agreements entered into prior to August 16, 2006.

On October 23, 2006, the court denied Glazer’s motion to compel arbitration and granted the Company’s motion to stay arbitration of claims asserted by Glazer. Glazer’s amended complaint was also dismissed. The temporary restraining order remains in place pending the filing of a second amended complaint, due to be filed November 21, 2006.

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

Item 6. Exhibits

(a)	Exhibits

	(31)	Section 302 Certification

	(99)	Exhibit 99 – Forward-Looking Statements

(b)	Reports on Form 8-K	Item.
	Form 8-K dated July 28, 2006	8.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated as of November 9, 2006

NATIONAL WINE & SPIRITS, INC.

By:	/s/ James E. LaCrosse
James E. LaCrosse,
Chairman, President,
Chief Executive Officer, and
Chief Financial Officer